Form 10-K
period 1993-12-31
PATHE COMMUNICATIONS CORP
filed 1994-04-01
CIK 720695

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


FORM 10-K
(Mark One)

  (x)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1993
                             OR
  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from __________ to __________

                       Commission file number 0-12252

                      PATHE COMMUNICATIONS CORPORATION
           (Exact name of registrant as specified in its charter)


                                  DELAWARE                                                13-2624802
                         (State or jurisdiction of                                     (I.R.S. Employer
                       incorporation or organization)                               Identification Number)
                             10 East 40th Street
                             New York, New York                                             10016
                  (Address of principal executive offices)                                (Zip Code)

                                                        (212) 545-1900
                                     (Registrant's telephone number, including area code)

                                  Securities registered pursuant to Section 12(b) of the Act:
                                                             None

                                  Securities registered pursuant to Section 12(g) of the Act:
                                                 Common Stock -$.01 par value


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 25, 1994, 116,746,810 shares of Registrant's common stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates is indeterminate because the Registrant's common stock is no longer listed on a national stock exchange and has not been traded since July, 1992.

        DOCUMENTS INCORPORATED BY REFERENCE

        NONE
ITEM 1. BUSINESS

GENERAL

         Pathe Communications Corporation (the "Company") is a Delaware corporation with no operating assets or sources of operating income and total liabilities exceeding $269,000,000. The Company is wholly dependent upon Credit Lyonnais Bank Nederland N.V., a Dutch banking institution ("CLBN"), for all capital needed to fund its on-going cash requirements. As used herein, the terms "Registrant" and "Pathe" refer to the Company unless the context indicates otherwise. The Company has its principal executive offices at 10 East 40th Street, New York, New York 10016, telephone (212) 545-1900.

         During the first four months of fiscal year 1992, the Company was engaged in the financing, production and worldwide distribution of theatrical motion pictures and television programming, and the operation of motion picture theaters in the United Kingdom (the "U.K."), the Netherlands and Denmark. The Company's business was conducted through its principal subsidiary, Metro-Goldwyn-Mayer Inc. ("MGM"), previously known as MGM-Pathe Communications Co. ("MGM-Pathe"). However, as described below, the Company's ownership of 98.5% of the common stock of MGM, which constituted substantial-ly all of the Company's assets, was sold through a foreclosure auction due to the Company's default on its then existing indebtedness. As a result, the Company no longer had any operating assets or sources of income.

         The Company's predecessor-in-interest, The Cannon Group, Incorporated ("Cannon") was incorporated in New York on October 23, 1967. Subsequently, Cannon effected a merger into the Company, which was effective under New York law on November 25, 1985. In May 1992, the Company took additional actions in Delaware to correct certain deficiencies under Delaware law with respect to such merger. In 1987, in connection with a financial restructuring of the Company, Giancarlo Parretti or certain of his affiliates became the largest stockholders of the Company, assuming control of the Company. In 1988, Florio Fiorini or certain of his affiliates acquired equity ownership in the Company. Mr. Fiorini was then elected Chairman of the Board and exercised joint control with Mr. Parretti in managing the affairs of the Company. (See Item 1 "Business--Changes in Corporate Control".)

         On November 1, 1990, the Company acquired MGM/UA Communications Co. ("MGM/UA") by means of a merger (the "Merger") of a wholly-owned subsidiary of the Company into MGM/UA. MGM/UA, the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company and changed its name to MGM-Pathe Communications Co. Immediately thereafter, pursuant to an agree-ment entered into in connection with the Merger, MGM-Pathe acquired all of the outstanding capital stock of Pathe Entertainment, Inc. ("PEI") and Cannon Entertainment, Inc. ("CEI"), the two principal subsidiaries of the Company, and concurrently paid off all existing indebtedness of PEI and CEI to the Company.

         As a result of the restructuring described above, the Company became a holding company operating exclusively through its subsidiaries. Prior to the foreclosure on the Company's shares of MGM common stock described below, the Company's business activities consisted of two business segments, filmed entertainment and theater operations. Since such foreclosure, the Company has engaged in no ongoing business operations and cannot predict whether it will do so in the future.

         CLBN has to date continued to make advances to the Company to permit the Company to satisfy its various expenditure requirements and debt payment obligations; however, there can be no assurance that CLBN will continue to make such advances. (See Item 7 "Management's Discussion and

Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".)

         As of May 5, 1992, immediately prior to the foreclosure and tender offer described below, the Company owed CLBN an aggregate amount of approxi-mately $140 million, all of which was in default and overdue and payable. Also as of such date, MGM-Pathe owed CLBN an aggregate amount of approxi-mately $568 million, which indebtedness was in default and all but approximately $145 million of which was payable on demand. At such time, CLBN had the power, in its absolute discretion, to decide whether to advance additional funds to the Company and/or to pursue various remedies available to it based upon the Company's default, which remedies included, among other things, foreclosure upon the MGM-Pathe shares, which constituted virtually all of the assets of the Company. As discussed below, CLBN foreclosed on the Company's MGM-Pathe shares and completed a tender offer for the outstanding and unencumbered shares of the Company's common stock and the then outstanding debt securities.


CHANGES IN CORPORATE CONTROL - EXTRAORDINARY EVENTS

         As further described in the Form 10-K for fiscal 1991 of the Company and in Item 3 "Legal Proceedings", beginning in June 1991, the Company experienced a change in corporate control. As a result of this change, CLBN in its capacity as voting trustee of the Company's common stock acquired the power to designate all of the members of the Board of Directors of the Company.

         In April, 1991, in connection with the extension of credit by CLBN to the Company, Melia International N.V., a Netherlands corporation ("Melia") and certain of Melia's stockholders and subsidiaries including the Company,
(i) guaranteed certain obligations of MGM to CLBN and (ii) pledged to CLBN all shares (including additional shares, if any, to be issued) of the Company and MGM, respectively, owned by such entities (pursuant to the "PCC Pledges" and "MGM Pledge", respectively) to secure all indebtedness owing by the Company, MGM, Melia and their affiliates to CLBN (the "Secured Obligations"), and (iii) placed all of the shares of the Company and MGM owned by such entities (including additional shares, if any, to be issued) under irrevocable voting trust agreements (the "PCC Voting Trusts" and the "MGM Voting Trust") in favor of CLBN. The shares covered by these pledge agreements and/or voting trust agreements represented approximately 89.3% of the outstanding common stock of Pathe and 98.5% of the outstanding common stock of MGM. Such voting trust agreements were initially held in escrow until CLBN broke such escrow as a result of certain actions by Mr. Parretti, the then Chairman of the Board of the Company.

         Upon breaking the escrow, CLBN exercised its voting powers by written consent pursuant to the MGM Voting Trust, and subsequently pursuant to the MGM Pledges, to remove Parretti and certain other then directors of MGM. The validity of the exercise of such voting rights was confirmed by the Court of Chancery for the State of Delaware in and for Newcastle County on December 30, 1991 (all such related litigation is herein referred to as the "MGM Proceedings").

         On July 8, 1991, CLBN, exercising its voting rights pursuant to the PCC Pledges, acted by written consent to remove the directors of the Company. On March 23, 1992, a final order was entered by the Delaware Chancery Court stipulating that the Directors of the Company who had not resigned had been properly removed by CLBN's actions on July 8, 1991.

         On February 3, 1992, at a meeting of the newly-expanded Board of Directors of the Company, Messrs. Ladd and Stanfill were each elected Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the

Company, Charles R. Meeker was elected President and Treasurer of the Company and certain other new officers were elected.

         During the first quarter of 1992, the Company was in default on its indebtedness to CLBN, which indebtedness was secured by, among other collat-eral, all of the Company's shares of MGM common stock. At such time, CLBN had the power, in its absolute discretion, to decide whether to advance additional funds to the Company and/or to pursue various remedies available to it based upon the Company's default, which remedies included, among other things, foreclosure upon the MGM shares, which constituted virtually all of the assets of the Company. In exercising the remedies available to it, on April 16, 1992, CLBN commenced a foreclosure action (the "Foreclosure") with respect to the 98.5% of outstanding common stock of MGM owned by the Company (the "Company's MGM Shares").

         On April 16, 1992, the Board met and formed a special committee
(the "Special Committee"), to review, consider and evaluate the Foreclosure and its effect on the Company and its subsidiaries and to advise and make appropriate recommendations to the Board as to the Company's response to the Foreclosure. The Special Committee retained an independent financial adviser and independent legal counsel.

         In a letter dated April 17, 1992 to the Special Committee, CLBN indicated its belief that any attempt on the part of the Company or holders of the Company's equity and debt securities to forestall or delay the Foreclosure would be harmful to the interests of all parties. CLBN also expressed its willingness to negotiate with the Company with respect to certain benefits to be provided to the holders of the Company's equity and debt securities in connection with the Foreclosure, including by (i) providing credit support for a then to be determined portion of the principal and interest on (x) the then outstanding 12-3/8% Senior Subordinated Notes Due 1994 (the "12-3/8% Notes"), (y) the then outstanding 8-7/8% Convertible Senior Subordinated Debentures due April 15, 2001 (the "8-7/8% Debentures") and (z) the then outstanding 12-7/8% Senior Subordinated Debentures due April 15, 2001 (the "12-7/8% Debentures", and, collectively with the 12-3/8% Notes and the 8-7/8% Debentures, the "Company Bonds" or "Bonds") and (ii) making a tender offer for a then to be determined number, and at a then to be determined price per share, of the outstanding unencumbered shares of Company common stock.

         During the weeks of April 20, 1992 and April 27, 1992, the Special Committee, the Company, CLBN, certain holders of the Company Bonds, the trustees under the indentures pursuant to which such Bonds were issued and various financial and legal advisors negotiated with respect to the type of credit support to be provided for the Company Bonds.

         In these negotiations, the Company expressed a strong preference for a cash payment to the holders of its debt and equity securities. Following these negotiations between the Special Committee and representatives of CLBN, the Board of the Company met on May 1, 1992.

         The three directors of the Company affiliated with CLBN withdrew from the meeting prior to the presentation of the Special Committee. The Special Committee presented a draft of the Company Agreement (as defined below) and recommended that the Board approve the form of the Company Agreement. The remaining directors unanimously approved the recommendation of the Special Committee and, in view of the fact that three directors were employees of CLBN or Credit Lyonnais and that the remaining directors were all officers of the Company and also officers and employees of MGM, the Board decided to express no opinion with respect to any offer by CLBN for securities of the Company.

         By a letter dated May 1, 1992, by and between the Company and CLBN (the "Company Agreement"), the Company agreed to take no legal action to forestall or delay the Foreclosure, in consideration for which CLBN agreed to make a tender offer for up to 5,800,000 shares of the common stock of the Company, par value $0.01 (the "Shares") at $1.50 per Share, net to the Seller in cash (the "Equity Offer"), and for all of the Company Bonds, to fund certain past due interest on the Company's outstanding debt securities and to provide funding to enable the Company to satisfy its obligations with respect to interest on such debt securities, not owned by CLBN, through May 5, 1993. In connection with such offer, CLBN agreed to purchase the 12-3/8% Notes at $470 per $1,000 principal amount, the 12-7/8% Debentures at $470 per $1,000 principal amount and the 8-7/8% Debentures at $420 per $1,000 principal amount (collectively the "Debt Offers").

         On May 5, 1992, CLBN and certain holders of certain Company Bonds (the "Holders") executed a Securities Purchase Agreement (the "Securities Purchase Agreement"), pursuant to which the Holders agreed to sell, and CLBN agreed to purchase, immediately following the Foreclosure, approximately $27 million in aggregate principal amount of such Company Bonds at the same price as under the Debt Offers. Additionally, the Holders agreed to tender any Company Bonds thereafter acquired by them until such time as the Debt Offers closed.

         On May 1, 1992, CLBN sold and assigned $483,489,000 of the Secured Obligations (the "Assigned Obligations") to MGM Holdings Corporation ("MGM Holdings"), a Delaware corporation and a wholly-owned subsidiary of Credit Lyonnais S.A. ("Credit Lyonnais"). The sale of the Company's MGM Shares at an auction sale (the "Auction") was held as scheduled on May 7, 1992, and MGM Holdings, as the only bidder, acquired ownership of the MGM Shares. In consideration for the MGM Shares, MGM Holdings bid-in the Assigned Obligations.

         Following the Foreclosure, on May 7, 1992, CLBN commenced the
Equity Offer on the terms and subject to the conditions set forth in an Offer to Purchase and in the accompanying Letter of Transmittal (collectively, the "Equity Offer Documents") filed with the Securities and Exchange Commission (the "Commission") in a Schedule 13E-3 on May 7, 1992. In the Equity Offer, Shares which were subject to security interests, liens, pledges, encumbrances, mortgages, claims, hypothecations or voting trust arrangements (collectively, "Encumbrances") were not accepted for payment. Approximately 94% of the issued and outstanding shares of common stock of the Company were owned by Melia, Renta Inmobliara International B.V. ("Renta B.V."), Renta Corp. ("Renta Corp.", and collectively with Renta B.V., the "Rentas") and Comfinance S.A., and were subject to the PCC Pledge and PCC Voting Trusts.
In addition, Viajes Melia S.A. ("Viajes"), an affiliate of Melia, owned approximately 0.7% of the shares of common stock of the Company, and were subject to a PCC Voting Trust in favor of CLBN. Since the Shares beneficially owned by Melia, the Rentas, Comfinance and Viajes were subject to Encumbrances in favor of CLBN, such Shares were not tendered in connection with the Equity Offer.

         The 5,800,000 Shares which CLBN offered to purchase through the Equity Offer constituted approximately 97% of the maximum number of Shares outstanding on May 1, 1992 which could qualify as Shares not subject to Encumbrances ("Unencumbered Shares"), and approximately 10% of the total number of Shares outstanding as of May 1, 1992 and approximately 5% of the aggregate number of such Shares and the Additional Shares, on such date.

         In conjunction with the Equity Offer, on May 8, 1992, CLBN commenced the Debt Offers to purchase all of the then outstanding Company Bonds at the purchase prices noted above, in each case net to the seller in cash upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitations (the "Debt Offer Documents") relating to the respective Company Bonds. Consent Solicitations relating to the respective Company Bonds required affirmative consents (the "Consents") by the holders of at least a majority in principal amount of such Bonds outstanding under the respective Indentures to adopt certain amendments (the "Proposed Amendments") in the form of supplemental indentures to the res-pective Indentures for each of the 12-3/8% Notes, the 8-7/8% Debentures and the 12-7/8% Debentures (the "Supplemental Indentures"), as contemplated in the Debt Offer Documents. The Supplemental Indentures amended the Indentures so that (i) certain of the 12-7/8% Debentures and 8-7/8% Debentures (collectively, the "Debentures") previously acquired by the Company were to be used to satisfy any repayment obligation arising from the Company's failure to satisfy the minimum net worth covenant; (ii) any corporation into which the Company may merge or to which the Company may sell substantially all of its assets is no longer required to assume the obligations of the Company under the Indentures; (iii) any Debentures owned by CLBN will be counted in determining whether the holders of the required principal amount of Debentures have concurred in any direction, waiver or consent; and (iv) any Defaults (as defined in the Indentures) waivable under the Indentures are waived.

         As described above, pursuant to the Securities Purchase Agreement, holders of approximately 66% of the aggregate outstanding principal amount of the debt securities issued under the Indenture dated as of April 15, 1986 between the Company and Chemical Trust Company of California (formerly Manufacturers Hanover Trust Company of California and herein, "Chemical Trust"), under which both 8-7/8% Debentures and certain of the 12-7/8% Debentures were then outstanding (the "8-7/8% Debenture Indenture") and holders of approximately 55% of the debt securities issued under the Indenture dated as of April 15, 1986 between the Company and Chemical Trust under which certain of the 12-7/8% Debentures were then outstanding (the "12-7/8% Debenture Indenture") consented to the Proposed Amendments to their respective Indentures.

         As a result of the Equity Offer, CLBN acquired 2,809,739 Shares of the Company. As a result of the Debt Offers, (a) $2,856,000 in aggregate principal amount of the 12-3/8% Notes, $625,000 in aggregate principal amount of the 8-7/8% Debentures and $5,898,000 in aggregate principal amount of the 12-7/8% Debentures (including $2,345,000 principal amount of those 12-7/8% Debentures previously converted from the originally issued 8-7/8% Debentures) were tendered and accepted in the Debt Offers and (b) together with the Consents received pursuant to the Securities Purchase Agreement, the total percentage of Consents received relating to the 12-3/8% Notes Indenture was 49.7%, the total percentage of Consents received relating to the 8-7/8% Debentures Indenture was 82.1% (such Consents consisting of Consents relating to both 8-7/8% Debentures and those 12-7/8% Debentures that were converted 8-7/8% Debentures and which were governed by the 8-7/8% Debenture Indenture) and the total percentage of Consents received relating to the 12-7/8% Debentures Indenture was 77.5%, in each case with respect to the total aggre-gate amount of Bonds outstanding under each respective Indenture. On May 29, 1992, as a result of the performance of the agreements in the Securities Purchase Agreement, the Company announced that it had received a sufficient number of Consents with respect to the 8-7/8% Debenture Indenture and 12-7/8% Debenture Indenture, and that Supplemental Indentures to each such Indenture had been executed.

         In July, 1992, an additional $100,000 in aggregate principal amount of 12-3/8% Notes were acquired by CLBN and in connection therewith Consents were received with respect to the 12-3/8% Note Indenture so that, together with Consents received previously, the total percentage of Consents received relating to the 12-3/8% Notes was 50.3% of the total outstanding. The Company is currently arranging for the execution of the Supplemental Indenture to the 12-3/8% Note Indenture.

         The effect of the Equity Offer was to cause the Shares to no longer be eligible for listing on the New York Stock Exchange (the "NYSE") and to be subject to termination of registration under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

         Trading of the Company's common stock was suspended by the NYSE on July 13, 1992 pending application by the NYSE to the Commission to delist the Shares for failure to meet certain listing criteria. Such action was taken because the Company had fallen below the NYSE's continued listing criteria relating to (i) net tangible assets available to common stock together with three-year average net income and (ii) aggregate market value of publicly-held common stock. On August 28, 1992, the Commission, in response to the NYSE's application, issued an order removing the Company's common stock from listing and registration on the NYSE.

         As of March 18, 1994, there were 1,485 holders of record and approximately 3,191,936 Shares were held by stockholders other than officers, directors, and members of their immediate families and concentrated holdings of 10% or more.

         The Company is unable to predict at this time whether any public market will exist for the Company's remaining outstanding shares of common stock. The Company does not have any present plans that would result in the repurchase or redemption of its common stock or in the admission for trading of such stock on other exchanges or markets.

         The Company's stock continues to be subject to deregistration with the Commission if the Company has less than 300 stockholders of record, in which event the Company would no longer file public reports with the Commission.

         On August 5, 1992, Mr. Meeker was elected President and Treasurer of the Company. Effective October 6, 1992, Alan Ladd, Jr. and Dennis Stanfill each resigned as Co-Chairman of the Company and Rene-Claude Jouannet was elected Chairman of the Company on November 23, 1992. On November 23, 1992, Guy Etienne Dufour and Bahman Naraghi resigned as directors of the Company. Effective as of May 5, 1993, Fredric S. Newman was elected a director of the Company. Effective as of May 6, 1993, Mr. Newman was elected President, Secretary and Treasurer of the Company, Messrs. Meeker and Jouannet resigned as directors of the Company and Mr. Newman became the sole director and the sole officer of the Company.


EMPLOYEES

         As of March 25, 1994, the Company had no employees.


ITEM 2. PROPERTIES

None.


ITEM 3. LEGAL PROCEEDINGS

         Various legal proceedings involving alleged breaches of contract, antitrust violations, copyright infringements and other claims relating to the film entertainment business of the Company are now pending, which proceedings the Company considers to be routine.

         The Company is subject to a consent decree (the "Consent Decree") entered in the United States District Court for the Central District of California ("California District Court") in a Securities and Exchange

Commission civil action commenced against the Company on November 19, 1987, entitled Securities and Exchange Commission v. The Cannon Group. Inc. et al., Case No. 87-07590. This proceeding against the Company and certain of its former directors and officers alleged, among other things, violations or aiding and abetting of violations of the antifraud, reporting, proxy, record keeping and internal controls provisions of the federal securities laws. Without admitting or denying the allegations in the Commission's complaint, the Company and certain individuals settled the action and consented to the entry of a final judgment enjoining them from violating the aforementioned provisions of the federal securities laws.

         The Consent Decree required the Company to appoint an independent person to examine transactions between the Company and related parties for the period January 1, 1984 through December 31, 1986. The independent person is required to deliver a report to the Company's Board of Directors regarding such transactions together with recommendations regarding what action the Board should take as a result of the examination. The Company appointed a law firm as the independent person. In November 1991, the independent person resigned without having delivered a report to the Board of Directors. In its resignation letter, the independent person stated it had been unable to complete their examination because of the Company's failure to pay the independent person's fees and because certain members of the former management of the Company had failed to cooperate in the examination.

         Current management also believes that the Company under prior management may have violated other provisions of the Consent Decree. Violations of the Consent Decree could result in further proceedings by the Commission. If the Company were found to have violated the Consent Decree, the Company could be held in contempt of court and could be subjected to substantial penalties. The Company has informed the Commission of its concerns regarding compliance with the Consent Decree and is cooperating with the Commission in its review of this matter. While no assurances can be given, management believes that any punitive measures which may be imposed as a result of violations of the Consent Decree would be imposed upon those persons responsible for such violations (as opposed to the Company's current management) and would not have a material adverse effect upon the Company.

         The Commission is currently conducting an investigation into certain transactions effected by prior management of the Company. The Company is cooperating fully with the Commission in its investigation. The Company cannot presently determine what, if any, action the Commission might take as a result of its investigation.

         On November 13, 1990, a complaint was filed in Los Angeles Superior Court against the Company, Cannon Pictures, Inc., Mr. Parretti, Fernando Cappuccio, Danny Dimbort, Lilliana Avincola, Edmund Hamburger and Theodore J. Cohen by plaintiffs William J. Immerman, and Salem Productions, Inc. The first amended complaint, served on January 2, 1991, alleged, inter alia, rescission, breach of contract, breach of the covenant of good faith and fair dealing, interference with contractual relationships, interference with pro-spective economic advantage, promissory fraud, fraud, negligent misrep-resentation, intentional infliction of emotional distress, libel and slander in connection with the termination of plaintiffs' employment contracts. The amended complaint sought compensatory damages, depending on the cause of action, from $250,000 to in excess of $1,000,000, and punitive damages of $5,000,000. The Company filed an answer denying all liability and setting forth various affirmative defenses. A settlement was reached among the parties and the action has been dismissed. The Company's portion of the settlement liability will be covered by insurance.

         On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. Cross-complaints have been filed against the Company, and the Company has filed cross-claims. In addition, the Company is advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. The Company intends vigorously to defend this action.

         On June 18, 1991, a complaint was filed in the United States District Court for the Central District of California against the Company, MGM, Messrs. Parretti, Fiorini, Globus and Aurelio Germes and Maria Cecconi (Mr. Parretti's wife) on behalf of a purported class which acquired MGM's 13% Subordinated Debentures due 1996. On October 10, 1991, J. Phillip Williams, on behalf of a group of MGM bondholders, filed a complaint in the United States District Court for the Central District of California against the Company, MGM, CLBN and Mr. Parretti which alleges that the defendants violated U.S. securities laws, and conspired to deceive plaintiffs about MGM's financial condition, markets, and business prospects, thereby artificially inflating the price of MGM's securities. The complaint seeks unspecified damages. The Company answered the complaint on February 3, 1992. Limited discovery was conducted regarding class certification. On March 23, 1992, the court heard and denied Williams' motion for class certification.
On May 18, 1992, the court denied Williams' motion for reconsideration. On July 22, 1992, another bondholder, Herbert Eisen, moved to intervene in the lawsuit. After limited discovery was conducted regarding intervention, the court granted Mr. Eisen's motion to intervene. On December 15, 1992, Mr. Eisen filed a complaint-in-intervention that mirrors the allegations in the Williams' complaint. The Company and MGM answered Eisen's complaint-in-intervention on December 29, 1992. On October 26, 1993, the parties entered into a Stipulation of Settlement which would dispose of this matter subject to Court approval. The settlement, if approved, would create a fund of $4,500,000 against which injured class members may make a claim. Any unclaimed portion of the fund will be returned to the contributing defendants. The Company and MGM have funded the settlement.

         On September 25, 1991, Century Insurance Ltd. ("Century") filed a complaint in Superior Court against the Company, MGM, Melia, Comfinance S.A. ("Comfinance"), CLBN and Mr. Parretti alleging, among other things, breach of contract, fraud, constructive fraud, conversion and conspiracy. The claims arise out of certain defendants' failure to pay a purported $1.75 million premium in connection with plaintiff's purported issuance of a completion guarantee bond in connection with the financing of the Merger and alleged unpaid premiums in connection therewith. The plaintiff seeks $34,200,000 in alleged management fees on three purported insurance investment bonds and declaratory relief. MGM was voluntarily dismissed from the action on January 3, 1992. The plaintiff served a second amended complaint on February 3, 1992. In addition, on December 6, 1991, this case was consolidated with an earlier declaratory relief suit filed by CLBN against Century. The Company was not a party to this earlier suit. On February 3, 1993, the court dismissed with prejudice Century's complaint against the Company and all of the other defendants, for failure to comply with discovery orders. On July 14, 1993, Century moved to vacate the judgment in the Company's and other defendants' favor, which motion was denied. Century has filed a notice of appeal of denial of its motion to vacate. The parties have not completed the appeal briefing and no date has been set for the hearing of the appeal.

         On January 18, 1991, Andrea Kune, a stockholder of the Company, filed a derivative lawsuit on behalf of the Company against Messrs. Parretti, Fiorini, Globus, Valentina Parretti, Ms. Cecconi, Antonio Pares-Neira and

Lewis P. Horwitz, alleging breach of fiduciary duty, abuse of control, waste of corporate assets, fraud and deceit, negligent misrepresentation and constructive fraud. Certain other individuals formerly associated with the Company were subsequently named as defendants. The Company was named as a nominal defendant only. On September 16, 1991, the Company filed a Statement of Non-Response asserting that it had no obligation to respond to the complaint because the complaint seeks no relief from the Company. A second amended complaint was filed on July 27, 1992 against the same defendants in which the Company was again named as a nominal defendant. Kune alleges claims for breach of fiduciary duty, fraud and deceit, negligent misrepresentation and constructive fraud against the defendants. The amended complaint seeks unspecified damages. The Company remains a nominal defendant only and no claims for monetary relief are asserted against it.

         On January 8, 1992, Fabio Serena, a former employee of the Company, filed a lawsuit in Los Angeles Superior Court against the Company. The complaint contained causes of action for (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) promissory fraud; (4) fraud;
(5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint also sought in excess of $6,750,000 in compensatory damages, and $10,000,000 in punitive damages, in addition to costs of the suit and interest. The Company successfully demurred to Plaintiff's Complaint, as well as Plaintiff's first amended complaint and his second amended complaint. All of the Plaintiff's claims were dismissed with the exception of one cause of action for breach of contract which sought damages "in excess of $1,000,000," together with interest and costs of suit. A confidential settlement was agreed in December, 1993, pursuant to which the case was dismissed with prejudice.

         On January 27, 1992, Linda Carter filed an application for award for employer violation of Section 132(a) of the Labor Code before the Workers' Compensation Appeals Board of the State of California against the Company and MGM seeking reinstatement of employment, back wages at approximately $21,000 per year plus benefits, and costs of suit. The application alleges Ms. Carter was laid off on March 4, 1991, in retaliation for filing a workers' compensation claim. The Company is vigorously defending this action.

         On January 21, 1992, CLBN filed an action in the Delaware Chancery Court in which CLBN asserted various claims against the Company, Gestione Nuove Attivita Finanziarie S.a.r.l. (a company controlled by Ms. Cecconi) ("GENAF"), Melia and certain subsidiaries of Melia seeking, among other things, a judicial declaration that: (i) a purported transfer of common stock of the Company from Melia and certain of its subsidiaries to GENAF (the "Subject Stock") is null, void and without effect; and (ii) the Company should issue new stock certificates to CLBN representing the Subject Stock or impose a constructive trust on the Subject Stock held by GENAF. On February 4, 1992, the Delaware Chancery Court issued an order sequestering the Subject Stock. The Company, Melia and its subsidiaries have answered the complaint. In addition, Melia has filed a third-party complaint seeking damages and injunctive and declaratory relief against GENAF, Mr. Parretti and Ms. Cecconi alleging, among other things, fraud and conversion. On or about February 6, 1992, Mr. Parretti and GENAF applied to the Civil Court in Rome for the appointment of a custodian of issued shares in the Company and MGM purpor-tedly held by Mr. Parretti and GENAF and for precautionary measures to protect the assets of the Company and MGM against further alleged diminution in value being caused by CLBN. The Court on or about February 24 and March 6, 1992 issued temporary ex parte orders decreeing that the shares of the Company and MGM are validly within the custody of the Court, and appointing Paolo Picozza as custodian of the shares in dispute. With consent of the court of March 6, 1992, Mr. Picozza purported to take action to amend Pathe's By-Laws to increase the number of directors of the Company to thirty and to appoint eight additional directors of the Company. Mr. Picozza also purported to take action to remove the current directors of MGM and to replace them with seven new directors. On March 12, 1992, CLBN filed a special appearance with the Court objecting to the decrees on the ground, among other things, that the stock certificates presented to the Court as evidence of Mr. Parretti's controlling interest in the Company and MGM were either already sequestered by the Delaware Chancery Court on February 12, 1992, pursuant to an order of that court dated February 4, 1992 or previously certified lost and replaced, as well as on various procedural and jurisdictional grounds. A hearing was held on Friday, March 20, 1992 regarding CLBN's special appearance. On March 18, 1992, Mr. Parretti and GENAF filed an appeal with the Italian Supreme Court on jurisdictional issues and CLBN filed a counter appeal (no hearing has so far been fixed by the Supreme Court). A new temporary order was rendered on April 28, 1992 con-firming the two earlier decisions. The April 28, 1992 order provided for an 180 day time period during which Mr. Parretti and GENAF should bring an action on the merits. On October 18, 1992, Mr. Parretti filed an action for damages against CLBN and the first hearing was scheduled for March 22, 1993. The case is, however, suspended until the Italian Supreme Court has rendered its decision on the jurisdictional issues.

         On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Mr. Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier for breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the Foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals. Although the Company is still studying the Amended Complaint, no monetary relief is sought against the Company. The Company plans vigorously to defend the action.

         On December 7, 1992, MGM filed an action against Tracinda Corporation, Jeffrey Barbakow, Kirk Kerkorian, Stephen Silbert (the "Kerkorian Defendants") and Houlihan, Lokey, Howard & Zukin, Inc. ("HLHZ") in the Superior Court. On December 22, 1992, MGM filed an amended complaint which sets forth claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and negligence in connection with the sale of MGM to the Company in the fall of 1990. MGM alleges, among other things, that the Kerkorian Defendants engaged in a scheme to induce the independent members of MGM's Board to approve the merger to MGM's detriment. MGM seeks damages in an amount of $750,000,000, plus punitive damages according to proof at trial, and a declaration that the indemnity provisions of certain agreements executed in connection with the merger do not cover any judgment, settlement, fees or costs incurred by the Kerkorian Defendants in a legal action. On December 17, 1992, the Kerkorian Defendants filed an answer denying the allegations of the complaint and a cross-complaint against MGM for breach of contract, tortious bad faith, breach of indemnification agreements, equitable indemnity and declaratory relief. The cross-complaint seeks damages according to proof at trial, exemplary damages, attorneys fees and costs. On January 27, 1993, HLHZ filed an answer denying the allegations of the complaint and a cross-complaint against MGM, the Company and CLBN for declaratory relief, fraud, negligent misrepresentation and equitable indemnity. The Company answered HLHZ's cross-complaint on March 29, 1993. HLHZ seeks, among other things, indemnification from the Company under the terms of an engagement letter between HLHZ and the Company and damages for fraud, negligent misrepresentation and equitable indemnity in an amount according to proof at trial, plus attorneys fees, costs and expenses. Discovery in this action has commenced. On October 13, 1993, a Special Referee in this matter recommended that the Court enter an order declaring that the Company be required to advance to HLHZ its reasonable attorneys' fees in this matter pursuant to the engagement letter, subject to repayment if HLHZ were later found to have committed fraud. The Court did enter such an order, and the Company has moved for reconsideration of that decision. If upheld, such a declaration or order could result in the imposition of substantial liability and other obligations upon the Company, in an amount as yet undetermined but likely to be beyond the Company's present financial capabilities or otherwise materially adverse to the Company. The Court has stated that the matter will come on for trial in June, 1994. The Company is vigorously litigating these actions.

         On April 16, 1993, the Company filed a bankruptcy petition against Melia with the Bankruptcy Chamber of the Amsterdam District Court. This petition was joined by the Dutch tax authorities, Scotti International N.V., Cannon Cinema B.V. and CLBN. At a hearing on April 27, 1993, the Court found that Melia had ceased to pay its debts and declared Melia officially bankrupt. The Court appointed Mr. R.W. De Ruuk as official receiver in the bankruptcy. The appeal period under the governing Dutch Bankruptcy Code has lapsed. Mr. De Ruuk has deposited three public reports with the Dutch authorities. It appears to the Company from such reports that no material recovery benefitting it will be forthcoming.

         On June 29, 1993, Aurelio Germes, a former officer of the Company, filed a declaratory relief action against the Company. Mr. Germes seeks a declaratory judgment that the Company is obligated to pay Mr. Germes' legal fees in connection with the SEC investigation and in defense of the Kune matter. The Company filed an answer to this complaint on August 12, 1993. The Company intends to vigorously defend this action. Trial of the action is set for May 24, 1994.

         Demands for the advancement of legal fees and indemnification in the defense of the Kune and Williams actions have been made by Giancarlo Parretti, Maria Cecconi, and Valentina Parretti (collectively, the "Parrettis"). In addition, a demand for the advancement of legal fees for defense of the Kune case has been made by Yoram Globus. The Company has rejected these demands. A claim has also been made by the Parrettis' former attorneys in those cases for fees already incurred, in amounts totalling less than $100,000, and the Company is investigating this matter to determine, what, if any, liabilities it may have in respect of this claim. In addition, there have been additional claims for indemnification and/or the advancement of expenses and legal fees which have been asserted from time to time by former officers, directors and/or employees of the Company, and the Company reviews each demand on a case by case basis.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         As a consequence of the tender offer described in Item 1 Business above, trading in the Company's common stock was suspended by the NYSE on July 13, 1992 pending application by the NYSE to the Commission to delist the Shares. Such action was taken because, as a result of the tender offer, the Company had fallen below the NYSE's continued listing criteria related to (i) net tangible assets available to common stock together with three-year average net income and (ii) aggregate market value of publicly-held common stock. On August 28, 1992, the Commission, in response to the NYSE's application, issued an order removing the Company's common stock from listing and registration on the NYSE.

         As of March 18, 1994, there were 1,485 holders of record and approximately 3,191,963 Shares were held by stockholders other than officers, directors, and members of their immediate families and concentrated holdings of 10% or more.

         No public market currently exists for the Company's remaining outstanding shares of common stock, and the Company is unable to predict at this time whether any public market will exist in the future. The Company does not have any present plans that would result in the repurchase or redemption of its common stock or in the admission for trading of such stock on other exchanges or markets.

         The Company's stock continues to be subject to deregistration with the Commission if the Company has less than 300 holders of record, in which event the Company would no longer file public reports with the Commission.

         The Company has never paid a dividend on its common stock. In addition, the Company's subordinated debt indentures contain covenants that limit the Company's ability to pay dividends. The Company's current credit agreement prohibits the payment of dividends. In light of the Company's current financial condition and state of operations, it does not anticipate any payment of dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

                      PATHE COMMUNICATIONS CORPORATION
                          Selected Financial Data
                   (in thousands, except per share data)

The table below summarizes recent financial information of Pathe
Communications Corporation. For further information, see the Company's Financial Statements and the notes thereto contained elsewhere herein.

                                                                   Fiscal years ended


                                                 1993             1992 (2)          1991             1990 (1)           1989

    Revenues  . . . . . . . . . . . .         $   -           $     -            $   -              $  -              $   -
    Operating loss  . . . . . . . . .          (10,644)           (7,006)         (13,536)           (4,855)            (1,230)
    Equity in net loss of
      subsidiaries  . . . . . . . . .              -            (125,037)        (341,485)          (48,622)          (123,261)
    Extraordinary items . . . . . . .              -            (319,732)            -                6,590             28,743
    Net loss  . . . . . . . . . . . .          (26,163)         (472,838)        (352,935)          (54,976)           (77,340)
    Net loss per share  . . . . . . .             (.22)            (4.05)           (3.02)             (.81)             (2.69)
    Total assets  . . . . . . . . . .             1,356               975          540,838         1,054,578              N/A
    Debt  . . . . . . . . . . . . . .           220,568           206,252          308,971           501,725             62,983
    Cash dividends paid . . . . . . .              -                -                -                 -                   -


        (1)      On November 1, 1990, the Company acquired MGM.  The Company recorded reserves on certain investments and loans to affiliates during 1990 of $66,834,000.

        (2)      In May 1992, CLBN foreclosed on the common stock of MGM.  The Company recorded a loss of $319,732,000 as a result of the foreclosure (see Note 3).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the Company's Financial Statements and related notes thereto. References to Notes are to the notes to such statements.

General

           As a result of the Foreclosure on May 7, 1992 (see Note 3), the Company has no operating assets or sources of operating income (see "Liquidity and Capital Resources").

Results of Operations

1993 Versus 1992 Operations

General

           The Company reported a net loss for 1993 of $(26,163,000), or $(.22) per common share as compared to a net loss of $(472,838,000), or $(4.05) per common share (a loss before extraordinary items of $(153,106,000) or $(1.31) per common share) for 1992, in both years based on 116,746,810 weighted average common shares outstanding.

General Corporate Administration Expenses

           General corporate administration expenses increased $3,638,000 (approximately 52%) for 1993 due to payments in settlement of various litigation matters and accruals for legal fees and expenses related to other pending litigation matters.

Other Income (Expense)

           The equity in the net losses of subsidiaries of $(125,037,000) was eliminated for 1993 due to the Foreclosure (see Note 3.). Net interest expense decreased from $20,600,000 for 1992 to $15,838,000 for 1993 due primarily to a reduction in the average debt from CLBN (see Note 4).

           During 1993, the Company, CLBN, MGM and various other parties settled certain litigation matters filed by Keller Construction Company, by American Savings Bank, F.A., by Fabio Sevena and by Castro & Associates, Inc. The costs of these settlements were $1,250,000, $2,800,000, $300,000 and $37,500, respectively, of which the Company's shares were $1,000,000, $2,500,000, $300,000 and $30,000, respectively (see Note 9).

1992 Versus 1991 Operations

General

           The Company reported a net loss for 1992 of $(472,838,000), or $(4.05) per common share (a loss before extraordinary items of $(153,106,000), or $(1.31) per common share) as compared to a net loss of $(352,935,000), or $(3.02) per common share for 1991, in both years based on 116,746,810 weighted average common shares outstanding.

General Corporate Administration Expenses

           General corporate administration expenses decreased $6,530,000 (approximately 48 percent) during 1992, mainly due to reduced salaries and overhead charges, and a decrease in litigation costs and fees.

Other Income (Expense)

           The Company's equity in the net losses of subsidiaries represents its 98.5 percent share in the losses of MGM through May 7, 1992, the date of the Foreclosure (see Note 3). In 1991, such amount reflected a full year of MGM's losses. Due to the Foreclosure, a loan to an affiliate relating to the funding of the Company's common stock subscriptions has been written off.

           Net interest expense was $20,602,000 and $30,805,000 in 1992 and 1991, respectively. The net decrease is due to the reduction of the Company's borrowings with CLBN (see Note 4) and lower interest rates during 1992.

           Other expense during 1991 includes reserves related to the write-off of advances and loans to certain affiliates.

Extraordinary Items

           The Company recorded an extraordinary loss in 1992 of $319,732,000 on its investment in MGM due to the Foreclosure (see Note 3).

Liquidity and Capital Resources

           The Company is currently dependent on CLBN for additional capital to fund its cash requirements. CLBN may, in its absolute discretion, decide whether to advance additional funds to the Company (see Note 4).
Additionally, the Company is in default on its existing indebtedness to Sealion (see Note 4).

           In connection with the tender offer (see Note 5), CLBN agreed to provide funding to the Company to enable it to make scheduled interest payments under the Company's subordinated debenture agreements during the period ended May 5, 1993 on such obligations not owned by CLBN. Subsequent to May 5, 1993, CLBN has provided the Company with the funds necessary to meet the Company's expenses, including interest expenses on the Company's subordinated debt not owned by CLBN, but CLBN has not indicated any intention to fund any of the Company's future expenses, no assurances can be given that CLBN will fund any such expenses and the Company has no other source of funding.

           The Company's subordinated debt agreements contain cross acceleration provisions which generally provide that if holders of certain other debt of the Company accelerate the maturity of such debt, such acceleration would be a default with respect to the subordinated debt. If such event were to occur and certain notices are given under the various agreements and indentures, a substantial portion of the Company's subordinated debt could be accelerated. The Company has not received any such notices.

           The Company currently does not meet the minimum net worth covenant under its 12-7/8% and 8-7/8% debenture Indentures as its net worth has been below $37,500,000 for more than two consecutive quarters. Upon the occurrence of such event, such Indentures, as amended (see Note 5), require the Company to redeem 10 percent of the aggregate principal amount of the debentures then outstanding (at 100 percent of the principal amount) plus accrued interest by the last day of the following quarterly period. Similar payments must be made semi-annually thereafter until all outstanding debentures are redeemed, unless the net worth is above $37,500,000 as of the last day of any subsequent quarter. The Company can satisfy the redemption requirement through previously acquired and canceled debentures. Due to the significant amount of such debentures previously acquired by the Company, the Company will not be required to make any cash redemptions for the foreseeable future.

Restriction on the Issuance of New Equity Securities

           In connection with the funding of certain stock subscription agreements entered into concurrent with the acquisition of MGM, the Company, Melia and Comfinance entered into an agreement which prevents the Company from selling shares of the Company, except for shares held by certain companies controlled by prior management, until certain bank debt of such companies (approximately $110,000,000) has been repaid. The agreement also set a minimum price for the sale of such shares and directed the proceeds to be used to repay this bank debt. In May 1991, this Agreement was amended to allow the Company to sell stock of the Company, subject to CLBN's approval of both the issuance of the stock and of the sales price for the stock. The proceeds from any such issuance are required to be applied to the repayment of the Company's CLBN debt.

Commitments and Contingencies

           The Company is a party to various lawsuits (see Item 3, "Legal Proceedings" and Note 9). A significant adverse judgment in one or more of the cases could have a material impact upon the Company's liquidity.

Impact of Interest Rates

           Any significant increase in interest rates would have a substantial adverse effect on the Company's financial position.

Video Medien Pool Productions and Vertriebs GmbH Licensing
Transaction

           Discussion of the prior years' licensing transaction with Video Medien Pool Productions and Vertriebs GmbH ("VMP"), and the listing of all titles licensed and delivered, are incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992 (including the further references contained therein). The Company's current management has no knowledge of these transactions.

           The Company is subject to a Consent Decree entered on November
19, 1987 which requires the Company to provide certain information on a quarterly basis concerning transactions with VMP. The Company is currently in default of its obligations under this consent decree. (See Item 3 above.)

           Cannon International v.o.f. ("CI"), a subsidiary of the Company prior to the Foreclosure, is a party to a licensing agreement ("Contract No. 42"), which granted VMP video and television exploitation rights to a significant number of motion pictures for various German-speaking territories. Substantially all of the revenues due under Contract No. 42 were recognized by CI in 1986. The Company has previously reported the aggregate payments collected and due from VMP.

           In August 1992, MGM, as successor owner of CI, reached a comprehensive settlement agreement (the "1992 Settlement") with VMP covering all claims and obligations related to Contract No. 42. In connection with the 1992 Settlement, CI (which is no longer a subsidiary of the Company) agreed to (i) refund certain license fees under Contract No. 42 to VMP of approximately $8,000,000; (ii) reimburse approximately $4,100,000 of VMP's settlements with third parties because VMP had licensed to them motion pictures previously licensed by CI to other parties; and (iii) make substitutions for certain of the motion pictures originally licensed to VMP.

           As of December 31, 1992, CI has licensed 546 titles (the Company currently classifies all television episodes per series as one title; each episode was previously reported as a separate title) to VMP under Contract No. 42, of which 282 have been delivered to VMP. A third party dispute is currently blocking the delivery of an additional 228 titles. There are 36 titles still to be delivered by the Company.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      PATHE COMMUNICATIONS CORPORATION

                               (PARENT ONLY)

                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES



        Independent Auditors' Report on the 1993, 1992 and 1991
          Financial Statements and Financial Statement Schedules                               24

        Balance Sheets as of December 31, 1993 and 1992                                        25

        Statements of Operations for the Fiscal Years Ended
          December 31, 1993, 1992 and 1991                                                     27

        Statements of Stockholders' Equity for the Fiscal Years
          Ended December 31, 1993, 1992 and 1991                                               28

        Statements of Cash Flows for the Fiscal Years Ended
          December 31, 1993, 1992 and 1991                                                     29

        Notes to the Financial Statements                                                      30

        Financial Statement Schedules

           II  -  Amounts Receivable from Related Parties for
                    the Fiscal Year Ended December 31, 1991
                    (other years not applicable)                                               46

           IX  -  Short-Term Borrowings for the Fiscal Years Ended
                    December 31, 1993, 1992 and 1991                                           47


           All other schedules are omitted since the required information is not applicable, not material or is included in the financial statements and notes therein.

                        Independent Auditors' Report


The Board of Directors
Pathe Communications Corporation:

We have audited the financial statements of Pathe Communications Corporation (Parent only) ("the Company") as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the financial statements, the Company is a defendant in numerous lawsuits claiming significant compensatory and punitive damages. The ultimate outcome of this litigation cannot presently be determined. Accordingly, provision for the ultimate liability that may result upon adjudication has not been recognized in the accompanying financial statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, Credit Lyonnais Bank Nederlands ("CLBN") foreclosed on the Company's investment in Metro-Goldwyn-Mayer Inc., which constituted all the Company's operating assets and only source of income. In addition, all of the Company's bank indebtedness (see Note 4) is currently in default and any acceleration of such bank debt that could result from such defaults constitutes an event of default under the Company's bond indentures which may accelerate the maturity of the Company's subordinated debt at face value.
The Company is currently dependent on the day-to-day financial support and forbearance of CLBN from which there is no commitment to continue making funds available to the Company. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in the two preceding paragraphs been known, we are unable to, and do not, express an opinion on the accompanying financial statements and financial statement schedules. As discussed in Note 7 to the financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

                                       KPMG Peat Marwick


Los Angeles, California
March 18, 1994

                                               PATHE COMMUNICATIONS CORPORATION

                                                         (PARENT ONLY)

                                                        BALANCE SHEETS

                                                            ASSETS
                                                        (in thousands)

                                                                                         December 31,              December 31,
                                                                                             1993                      1992
Cash and cash equivalents                                                                 $       343              $        44

Accounts and notes receivable                                                                    264                         0

Deferred loan costs                                                                              749                       931

                                                                                         $     1,356               $       975



                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                 (in thousands, except per share data)

                                                                                     December 31,              December 31,
                                                                                         1993                      1992
Liabilities:
 Accounts payable and accrued
    expenses                                                                          $   13,560                $    12,913
 Accrued interest payable                                                                 34,370                     22,773
 Bank and other debt                                                                     173,412                    159,814
 Other liabilities                                                                           564                        580
 Subordinated debt                                                                        47,156                     46,438

    Total liabilities                                                                    269,062                    242,518

Stockholders' equity (deficit):
 Preferred stock, $.01 par value.
    Authorized 200,000,000 shares;
     none outstanding                                                                          -                         -
 Common stock, $.01 par value.
    Authorized 200,000,000 shares;
     issued and outstanding 116,746,810
     shares                                                                                1,167                     1,167
 Additional paid-in capital                                                              906,808                   906,808
  Accumulated deficit                                                                 (1,175,681)               (1,149,518)

    Total stockholders' deficit                                                         (267,706)                 (241,543)

                                                                                      $    1,356                $      975

                   The accompanying Notes to Financial Statements are an integral part of these statements.


                                               PATHE COMMUNICATIONS CORPORATION

                                                         (PARENT ONLY)

                                                   STATEMENTS OF OPERATIONS
                                             (in thousands, except per share data)


                                                                  Fiscal Years Ended December 31,
                                                                   1993                   1992                  1991
Revenues                                                        $      -                $       -             $      -

Corporate administration expense                                  10,644                    7,006               13,536

Operating loss                                                   (10,644)                  (7,006)             (13,536)

Other income (expense):
  Equity in net loss of
   subsidiaries                                                        -                 (125,037)            (341,485)
  Reversal of subsidiary's reserve                                     -                        -               36,000
  Reserves on investments and loans
   to affiliates                                                       -                        -               (6,495)
  Interest expense                                               (15,838)                 (20,602)             (30,805)
  Interest and other income, net                                     319                     (461)               3,452

Loss before income taxes and
 extraordinary items                                             (26,163)                (153,106)            (352,869)
Provision for income taxes                                             -                        -                  (66)

Loss before extraordinary items                                  (26,163)                (153,106)            (352,935)
Extraordinary items                                                    -                 (319,732)                   -

Net loss                                                        $(26,163)               $(472,838)           $(352,935)

Loss per common share:
 Loss before extraordinary items                                $ (0.22)               $   (1.31)            $   (3.02)
  Extraordinary items                                              -                       (2.74)                 -

  Net loss                                                     $  (0.22)               $   (4.05)            $   (3.02)


                   The accompanying Notes to Financial Statements are an integral part of these statements.


                                                PATHE COMMUNICATIONS CORPORATION

                                                         (PARENT ONLY)

                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                         (in thousands)

                                      Fiscal Years Ended December 31, 1993, 1992 and 1991


                                                                                     Common Stock
                                                                                     Subscriptions
                                         Preferred Stock          Common Stock        Receivable          Common Stock
                                      Shares         Amount       Subscriptions       and Reserve       Shares       Amount
Balances at December 29, 1990.         -           $      -       $ 570,000           $(50,000)        59,747        $597

Payments under common stock
  subscription receivable. . .         -                  -               -             50,000              -          -
Reserve. . . . . . . . . . . .         -                  -               -            (36,000)             -          -
Net change in cumulative
  translation adjustment . . .         -                  -               -                  -              -          -
Net loss . . . . . . . . . . .         -                  -               -                  -              -          -

Balances at December 31, 1991.         -                  -         570,000            (36,000)        59,747         597

Conversion of common stock
  subscriptions. . . . . . . .         -                  -        (570,000)                 -         57,000         570
Equity adjustment. . . . . . .         -                  -               -             36,000              -           -
Foreclosure on MGM common
  stock. . . . . . . . . . . .         -                  -               -                  -              -           -
Net change in cumulative
  translation adjustment . . .         -                  -               -                  -              -           -
Net loss . . . . . . . . . . .         -                  -               -                  -              -           -

Balances at December 31, 1992.         -                  -               -                  -        116,747       1,167

Net loss . . . . . . . . . . .         -                  -               -                  -              -           -

Balances at December 31, 1993.         -           $      -       $       -          $       -        116,747      $1,167



                                         Additional                               Cumulative
                                           Paid-In           Accumulated         Translation
                                           Capital             Deficit           Adjustments            Total
Balances at December 29, 1990.            $337,378          $ (323,745)           $ (12,688)           $ 521,542

Payments under common stock
  subscription receivable. . .                    -                  -                    -               50,000
Reserve. . . . . . . . . . . .                    -                  -                    -              (36,000)
Net change in cumulative
  translation adjustment . . .                    -                  -                2,331                2,331
Net loss . . . . . . . . . . .                    -           (352,935)                   -             (352,935)

Balances at December 31, 1991.              337,378           (676,680)             (10,357)             184,938

Conversion of common stock
  subscriptions. . . . . . . .              569,430                  -                    -                    -
Equity adjustment. . . . . . .                    -                  -                    -               36,000
Foreclosure on MGM common
  stock. . . . . . . . . . . .                    -                  -               12,153               12,153
Net change in cumulative
  translation adjustment . . .                    -                  -               (1,796)              (1,796)
Net loss . . . . . . . . . . .                    -                  -                    -                    -
                                                                                                               -
                                                                                                               -
                                                                                                               -
                                                                                                        (472,838)
                                                                                                               -
                                                                                                        (472,838)

Balances at December 31, 1992.              906,808         (1,149,518)                   -             (241,543)

Net loss . . . . . . . . . . .                    -            (26,163)                   -              (26,163)

Balances at December 31, 1993.             $906,808        $(1,175,681)           $       -            $(267,706)

                    The accompanying Notes to Financial Statements are an integral part of these statements.


                                               PATHE COMMUNICATIONS CORPORATION

                                                         (PARENT ONLY)

                                                   STATEMENTS OF CASH FLOWS
                                                        (in thousands)


                                                                                Fiscal Years Ended December 31,
                                                                               1993           1992           1991
        Cash flows from operating activities:
        Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(26,163)      $(472,838)      $(352,935)
           Adjustments to reconcile net loss to
            net cash used in operating activities:
              Depreciation and amortization of
                property and equipment  . . . . . . . . . . . . . . . .             -               -             747
              Amortization of debt costs  . . . . . . . . . . . . . . .           718             627             622
              Reserves on investments and advances to affiliates  . . .             -               -           6,495
              Reversal of subsidiary's reserves . . . . . . . . . . . .             -               -         (36,000)
              Losses on equity investments  . . . . . . . . . . . . . .             -         125,037         341,485

              Loss on disposition of assets and subsidiaries  . . . . .             -             491             934
              Extraordinary loss  . . . . . . . . . . . . . . . . . . .             -         319,732               -
           Changes in operating assets and liabilities:
              Accounts receivable, other assets, deferred loan costs
                and due from affiliates . . . . . . . . . . . . . . . .           (82)         (3,176)          6,460
              Accounts payable, accrued interest and other liabilities         12,228          17,214          12,197
              Other . . . . . . . . . . . . . . . . . . . . . . . . . .             -               -           6,050

        Net cash used in operating activities . . . . . . . . . . . . .       (13,299)        (12,913)        (13,945)

        Cash flows from investing activities:
              Additions to property and equipment . . . . . . . . . . .             -               -            (339)
              Other investment activities . . . . . . . . . . . . . . .             -               -           4,029

        Net cash provided by investing activities . . . . . . . . . . .             -               -           3,690

        Cash flows from financing activities:
              Loans to affiliates and subsidiaries  . . . . . . . . . .             -               -          (2,706)
              Borrowings under line of credit . . . . . . . . . . . . .        13,598          12,893          12,789

        Net cash provided by financing activities . . . . . . . . . . .        13,598          12,893          10,083

        Net increase (decrease) in cash and cash equivalents  . . . . .           299             (20)           (172)

        Cash and cash equivalents - beginning of year . . . . . . . . .            44              64             236

        Cash and cash equivalents - end of year . . . . . . . . . . . .      $    343        $     44        $     64



                   The accompanying Notes to Financial Statements are an integral part of these statements.


                      PATHE COMMUNICATIONS CORPORATION
                               (PARENT ONLY)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The financial statements of Pathe Communications Corporation ("Pathe" or the "Company") have been presented on a separate company (parent only) basis. Credit Lyonnais Bank Nederland N.V. ("CLBN") controls the voting rights with respect to approximately 97% of the Company's common stock. See Notes 5 and 6 regarding CLBN's acquisition of certain of the Company's subordinated debt and common stock. In May 1992, CLBN fore-closed on 59,100,000 shares constituting 98.5% of the common stock of Metro-Goldwyn-Mayer Inc. ("MGM"), which constituted substantially all of the Company's assets (see Note 3). Following the sale of its MGM stock, the Company has no operating assets or sources of income. The Company is currently dependent on CLBN to fund its ongoing cash requirements.

Prior to July 1991, the Company engaged in significant transactions with its principal shareholders and certain affiliated companies.


Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Debt Issuance Costs. Debt issuance costs are capitalized when incurred, and together with original issue discount, are amortized over the term of the related debt utilizing the bonds outstanding method.


Reclassification. Certain 1992 and 1991 amounts have been reclassified to conform with the 1993 presentation.


NOTE 2 - MARKET FOR THE COMPANY'S COMMON STOCK

Trading in the Company's common stock was suspended by the New York Stock Exchange (the "Exchange") on July 13, 1992 pending application by the Exchange to the Securities and Exchange Commission (the "SEC") to delist the stock. Such action was taken because the Company had fallen below the Exchange's continued listing criteria related to (i) net tangible assets available to common stock together with three-year average net income and
(ii) aggregate market value of publicly held common stock. On August 28, 1992, the SEC, in response to the Exchange's application, issued an order removing the Company's common stock from listing and registration on the Exchange.

The Company is unable to predict at this time whether any public market will exist for the Company's remaining outstanding shares of common stock. The Company does not have any present plans that would result in the repurchase or redemption of its common stock or in the admission for trading of such stock on other exchanges or markets.

The Company's stock may be subject to deregistration with the SEC if the Company has less than 300 stockholders of record, in which event the Company would no longer file public reports with the SEC.


NOTE 3 - EXTRAORDINARY ITEM - LOSS ON FORECLOSURE

On April 16, 1992, CLBN commenced foreclosure proceedings (the "Foreclosure") upon 59,100,000 shares of MGM's common stock owned by the Company (the "MGM Shares"), representing 98.5% of the issued and outstanding common stock of MGM. In accordance with the Foreclosure, an auction to sell the MGM Shares was held on May 7, 1992 in Wilmington, Delaware. At such auction, MGM Holdings Corporation, an affiliate of CLBN ("MGM Holdings"), bid-in $483,489,000 of the indebtedness of the Company and certain affiliates, which indebtedness had previously been assigned by CLBN to MGM Holdings, and acquired all of the MGM Shares. The Company recorded an extraordinary loss of $319,732,000 in the year ended December 31, 1992, representing the difference between the carrying value of its investment in MGM and the amount of the Company's debt relieved in the Foreclosure.


NOTE 4 - BANK AND OTHER DEBT

        Bank and other debt are summarized as follows (in thousands):

                                                                                     December 31,        December 31,
                                                                                         1993                1992
        Credit facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 23,412              $  9,814
        Bank note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     150,000               150,000

                                                                                     $173,412              $159,814

Credit Facilities.   The Company previously had a $100,000,000 multi-currency
revolving credit facility ("Credit Facility") and a $250,000,000 interim revolving credit facility ("Interim Facility") with CLBN. Borrowings under both facilities bore interest at 2% over the higher of LIBOR or CLBN's cost of funds, payable quarterly. The Credit Facility expired on December 31, 1991 and the Interim Facility expired on January 31, 1992. On May 7, 1992, approximately $140,000,000 of indebtedness, including accrued interest, under the credit facilities was relieved in the Foreclosure (see Note 3). In October 1992, the outstanding balance due to CLBN was converted into a demand promissory note, with interest accruing quarterly at LIBOR (3.25% at December 3, 1993) plus 2%. Any future advances by CLBN will be made under the promissory note and are at the absolute discretion of CLBN. At December 31, 1993 and 1992, the Company had drawn down $23,412,000 and $9,814,000, respectively, under this facility. Interest expense related to this facility was $1,045,000 and $4,130,000 for the years ended December 31, 1993 and 1992, respectively.


Bank Note Payable. In November 1990, the Company borrowed $150,000,000 from Sealion Corporation N.V. ("Sealion"), a company affiliated with SASEA Holding S.A. ("SASEA"), which is affiliated with prior management of the Company, and lent the proceeds to Melia International N.V. ("Melia"), the Company's major stockholder. Sealion has assigned, as collateral security, its receivable from the Company to Credit Lyonnais S.A., the parent of CLBN. The Company's obligation is guaranteed by Melia and collateralized by approximately 51% of the Company's outstanding stock and by approximately 67% of the stock of MGM. The obligation bears interest at LIBOR (3.25% at December 31, 1993) plus 2% payable monthly and, as amended, requires principal reductions of $30,000,000 a month beginning in January 1992. None of these interest payments or principal reductions have been made by the Company, and this facility is currently in default. Interest expense related to this bank note was $7,864,000 in 1993 and $8,657,000 in 1992.


Maturity Schedule.  All of the foregoing debt is currently payable.


NOTE 5 - SUBORDINATED DEBT

        Subordinated debt is summarized as follows (in thousands):

                                                                                 December 31,            December 31,
                                                                                     1992                    1991
        12.375% senior subordinated notes . . . . . . . . . . . . . . . . . .       $16,709                 $16,304
        12.875% senior subordinated debentures  . . . . . . . . . . . . . . .        26,686                  26,373
        8.875% convertible senior
          subordinated debentures . . . . . . . . . . . . . . . . . . . . . .         3,761                   3,761

                                                                                      $47,156               $46,438

12.375% Notes. The 12.375% senior subordinated notes ("12.375% Notes") were issued with detachable warrants to purchase 2,100,000 shares of common stock at $25 per share and are due in October 1994. An allocation of $10,500,000 of the $70,000,000 face amount of notes was made to the warrants, which resulted in a similar amount of the original issue discount. The unamortized discount was $380,000 and $785,000 as of December 31, 1993 and 1992, respectively.

12.875% and 8.875% Debentures. The 12.875% senior subordinated debentures ("12.875% Debentures") and 8.875% convertible senior subordinated debentures ("8.875% Debentures") have been redeemable since April 15, 1989. On April 15, 1989, the Company, upon the exercise of an option by the 8.875% Debenture holders, repurchased $19,810,000 of the outstanding 8.875% Debentures and issued $28,550,000 of new 12.875% senior subordinated debentures, priced to yield the then current market rate on the existing 12.875% Debentures, which were trading at a substantial discount from face value. This transaction resulted in original issue discount on the new 12.875% Debentures of $8,740,000. The new debentures have terms similar to the existing 12.875% Debentures. The 12.875% Debentures and 8.875% Debentures are due April 15, 2001. The unamortized discount was $4,438,000 and $4,751,000 as of December 31, 1993 and 1992, respectively, on the 12.875% Debentures.

Annual sinking fund payments at 15% of the aggregate principal amounts of these debentures are required to commence in April 1996 through April 2000.


Tender Offer. On May 8, 1992, CLBN commenced a tender offer for all of the Company's outstanding 12.375% Notes, 12.875% Debentures and 8.875% Debentures at $470, $470 and $420 per $1,000 principal amount, respectively. CLBN acquired an aggregate principal amount of $9,379,000 pursuant to the tender offer, which expired on June 5, 1992.

On May 5, 1992, CLBN entered into an agreement with certain bondholders to purchase $27,013,000 face value of the foregoing obligations, which purchase was completed in May 1992.

At December 31, 1993, CLBN held an aggregate $42,488,000 of the foregoing obligations. Interest payments on the portion of those obligations which are still publicly held are being made by CLBN on the Company's behalf. Interest payments due on those obligations held by CLBN have been suppressed effective November 1, 1993 on the 12.375% Notes and October 15, 1993 on the 8.875% and 12.875% Debentures. At December 31, 1993, the Company has accrued approximately $2,700,000 due to CLBN for interest payments which have been suppressed on the foregoing obligations.


Restrictive Covenants. The various subordinated debt indentures and note agreements contain various covenants including reporting requirements, dividend and stock purchase limitations and maintenance of minimum equity.

The agreements also contain cross acceleration provisions which provide that an event of default occurs if holders of certain other debt of the Company, in aggregate principal amount in excess of $1,000,000, accelerate the maturity of such debt and such acceleration is not rescinded within 60 days. While the Company is in default on many of these covenants, no such debt has been accelerated. If such event were to occur and certain notices are given under the various agreements and indentures, a substantial portion of the Company's subordinated debt could be accelerated. The Company has not received any such notices.

In connection with the tender offer, CLBN agreed to provide funding to the Company to enable it to make scheduled interest payments under the Company's subordinated debenture agreements during the period ended May 5, 1993 on such obligations not owned by CLBN after consummation of the tender offer. Subsequent to May 5, 1993, CLBN has continued to provide the Company with the funds necessary to meet the Company's expenses, including interest expenses on the Company's subordinated debt not owned by CLBN, but CLBN has not indicated any intention to fund any of the Company's future expenses and the Company has no other source of funding.

In conjunction with the tender offer, the indentures governing the 12.875% Debentures and 8.875% Debentures (the "Indentures") were amended to provide that (a) June 30, 1992 replaces December 28, 1985 as the date after which consolidated net income or loss will be included in the computation of permitted dividends, distributions or stock repurchases and (b) the minimum net worth covenant will be clarified to provide that certain debentures previously acquired by the Company and canceled can be utilized to satisfy any repayment obligation arising from failure to satisfy such covenant. Additionally, there were modifications to certain other covenants.

The Company currently does not meet the minimum net worth covenant under such Indentures as its net worth has been below $37,500,000 for more than two consecutive quarters. Upon the occurrence of such event, the Indentures, as amended as described above, require the Company to redeem 10% of the aggregate principal amount of the debentures then outstanding (at 100% of the principal amount) plus accrued interest by the last day of any subsequent quarter. As noted above, the Company can satisfy the redemption requirement through previously acquired and canceled debentures. Due to the significant amount of such debentures previously acquired by the Company, the Company will not be required to make any cash redemptions for the foreseeable future.


Maturities. The scheduled maturities of the Company's subordinated debt over the next five years consist of $17,089,000 in 1994 and $34,885,000 after 1998.


NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock Subscriptions.   On November 1, 1990, the Company entered into
stock subscription agreements ("Stock Subscriptions") with two of its major shareholders, Melia and Comfinance S.A. ("Comfinance"), providing for the purchase of 57,000,000 shares of the Company's common stock at $10 per share, a total of $570,000,000.

Comfinance subscribed for 8,000,000 shares for a total of $80,000,000. In mid-November 1990, the Company loaned $50,000,000 to Comfinance; the Company understands that such funds were used by Comfinance to repay indebtedness it incurred to fund its Stock Subscription. Such indebtedness was offset against amounts owed by the Company to other European Interests.


Melia subscribed for 49,000,000 shares for a total of $490,000,000. In November 1990, the Company loaned $150,000,000 to Melia (see Note 4) in
connection with Melia's funding of its Stock Subscription.   Melia's loan was
satisfied (with accrued interest) in April 1991 by Melia's assumption of a like amount of the Company's indebtedness to CLBN.

Additionally, $50,000,000 of Melia's total Stock Subscription was funded on December 31, 1990, when a purported loan agreement was entered into with Banca Popolare di Novara ("BPN"). MGM reserved for the contested obligation as a loss due to the uncertainty of reimbursement or indemnification by SASEA if MGM were ultimately found to be liable under the purported loan agreement. However, because this purported loan was entered into in connection with the funding of Melia's Stock Subscription, the Company reclassified the remaining contested obligation (the original amount of $50,000,000 reduced by payments made by SASEA) as an offset to Common Stock Subscriptions at December 31, 1991. Due to the Foreclosure described in Note 3, the potential impact of this note on the Company ceased, resulting in an increase in the Company's investment in MGM and a corresponding increase to equity prior to the recognition of the extraordinary loss due to the Foreclosure.

On May 6, 1992, the Company issued 57,000,000 shares of common stock under the subscriptions to Melia and Comfinance. These shares are subject to pledge arrangements in favor of CLBN (see Note 1).


Tender Offer. On May 7, 1992, CLBN commenced a tender offer (the "Tender Offer") to purchase up to 5,800,000 of the Company's outstanding unencumbered shares of common stock (the "Shares") at $1.50 per share. The Tender Offer did not include 110,756,450 shares of the Company registered in the name of CLBN, as voting trustees under certain voting trust agreements or otherwise subject to pledge agreements in favor of CLBN. CLBN acquired 2,809,739 shares under the Tender Offer, which expired on June 5, 1992.


Loss per Common Share. Per share data is based on 116,746,810 weighted average shares outstanding for 1993, 1992 and 1991.


NOTE 7 - DOMESTIC AND FOREIGN TAXES

Due to its limited activities, the Company has incurred no currently payable income tax liabilities.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the year ended December 31, 1993. This statement requires the use of the liability method of accounting for deferred income taxes. The implementation did not have a material impact as all deferred tax assets were offset against valuation allowances as a result of loss carryforwards which are not expected to be realized.

For income tax reporting purposes the Company has available approximately $56,852,000 in federal net operating loss carryforwards on a parent only reporting basis. Additionally, the Company has available approximately $429,455,000 in capital loss carryforwards.

In periods prior to 1993, the provision for taxes has consisted solely of miscellaneous state franchise and other local license fees. Due to the nature of these items, for 1993 such expenses have been treated as general and administrative costs rather than as income tax expenses.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has various credit arrangements with CLBN (see Note 4). Interest of approximately $8,909,000 and $12,760,000 was charged on these facilities during 1993 and 1992, respectively. The Company also paid to CLBN ap-proximately $502,000 in 1992 related to letters of credit and other fees, pursuant to the terms of its credit facilities. No such fees were charged by CLBN to the Company during 1993.

In addition, CLBN was the holder of various subordinated notes and debentures issued by the Company. As the Company has no operating assets or significant sources of income, CLBN agreed during 1993 to forego its receipt of interest on the notes and debentures it holds (see Note 5).


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation. The Company is subject to a consent decree (the "Consent Decree") entered in the United States District Court for the Central District of California ("California District Court") in a civil action commenced by the SEC against the Company on November 19, 1987, entitled Securities and Exchange Commission v. The Cannon Group, Inc., et al., Case No. 87-07590.

This proceeding against the Company and certain of its former directors and officers alleged, among other things, violations or aiding and abetting of violations of the anti-fraud, reporting, proxy, record-keeping and internal controls provisions of the federal securities laws. Without admitting or denying the allegations in the SEC's complaint, the Company and certain individuals settled the action and consented to the entry of a final judgment enjoining them from violating the aforementioned provisions of the federal securities laws.

The Consent Decree required the Company to appoint an independent person to examine transactions between the Company and related parties for the period January 1, 1984 through December 31, 1986. The independent person is required to deliver a report to the Company's Board of Directors regarding such transactions together with recommendations regarding what action the Board should take as a result of the examination. The Company appointed a law firm as the independent person. In November 1991, the independent person resigned without having delivered a report to the Board of Directors. In its resignation letter, the independent person stated that it had been unable to complete its examination because of the Company's failure to pay the independent person's fees and because certain members of the former management of the Company had failed to cooperate in the examination.

Current management also believes that the Company under prior management may have violated other provisions of the Consent Decree. Violations of the Consent Decree could result in further proceedings by the SEC. If the Company were found to have violated the Consent Decree, the Company could be held in contempt of court and could be subjected to substantial penalties. The Company has informed the SEC of its concerns regarding compliance with the Consent Decree and is cooperating with the SEC in its review of this matter. While no assurances can be given, management believes that any punitive measures which may be imposed as a result of violations of the Consent Decree would be imposed upon those persons responsible for such violations (as opposed to the Company's current management) and would not have a material adverse effect upon the Company.

The Commission is currently conducting an investigation into certain trans-actions effected by prior management of the Company. The Company is cooperating fully with the Commission in its investigation. The Company cannot presently determine what, if any, action the Commission might take as a result of its investigation.

On November 13, 1990, a complaint was filed in Los Angeles Superior Court against the Company, Cannon Pictures, Inc., Mr. Parretti, Fernando Cappuccio, Danny Dimbort, Lilliana Avincola, Edmund Hamburger and Theodore J. Cohen by plaintiffs William J. Immerman and Salem Productions, Inc. The first amended complaint, served on January 2, 1991, alleged, inter alia, rescission, breach of contract, breach of the covenant of good faith and fair dealing, interference with contractual relationships, interference with prospective economic advantage, promissory fraud, fraud, negligent misrepresentation, intentional infliction of emotional distress, libel and slander in connection with the termination of plaintiffs' employment contracts. The amended complaint sought compensatory damages, depending on the cause of action, from $250,000 to in excess of $1,000,000 and punitive damages of $5,000,000. The Company filed an answer denying all liability and setting forth various affirmative defenses. A settlement was reached among the parties and the action has been dismissed. The Company's portion of the settlement liability will be covered by insurance.

On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortuous interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A third amended complaint was filed in this action on January 14, 1994. Cross-complaints have been filed against the Company, and the Company has filed cross-claims. In addition, the Company is advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. The Company intends vigorously to defend this action.

On June 18, 1991, a complaint was filed in the United States District Court for the Central District of California against the Company, MGM, Messrs. Parretti, Fiorini, Globus and Aurelio Germes and Maria Cecconi (Mr. Parretti's wife) on behalf of a purported class which acquired MGM's 13% Subordinated Debentures due 1996. On October 10, 1991, J. Phillip Williams, on behalf of a group of MGM bondholders, filed an amended complaint against the Company, MGM, CLBN and Mr. Parretti which alleges that the defendants violated U.S. securities laws, conspired to deceive plaintiffs about MGM's financial condition, markets and business prospects, and thereby artificially inflated the price of MGM's securities. The complaint seeks unspecified damages. The Company answered the complaint on February 3, 1992. Limited discovery was conducted regarding class certification. On March 23, 1992, the Court heard and denied Williams' motion for class certification. On May 18, 1992, the court denied Williams' motion for reconsideration. On July 22, 1992, another bondholder, Herbert Eisen, moved to intervene in the lawsuit. After limited discovery was conducted regarding intervention, the Court granted Mr. Eisen's motion to intervene. On December 15, 1992, Mr. Eisen filed a complaint-in-intervention that mirrors the allegations in the Williams' complaint. The Company and MGM answered Mr. Eisen's complaint-in-intervention on December 29, 1992. On October 26, 1993, the parties entered into a Stipulation of Settlement which would dispose of this matter subject to Court approval. The settlement, if approved, would operate a fund of $4,500,000 against which injured class members may make a claim. Any unclaimed portion of the fund will be returned to the contributing defendants. The Company and MGM have funded the settlement.

On September 25, 1991, Century Insurance Ltd. ("Century") filed a complaint in Superior Court against the Company, MGM, Melia, Comfinance, CLBN and
Mr. Parretti alleging, among other things, breach of contract, fraud, constructive fraud, conversion and conspiracy. The claims arise out of a failure to pay a purported $1,750,000 premium in connection with plaintiff's purported issuance of a completion guarantee bond related to the financing of the merger with MGM. The plaintiff seeks $34,200,000 in alleged management fees on three purported insurance investment bonds and declaratory relief. MGM was voluntarily dismissed from the action on January 3, 1992. The plaintiff served a second amended complaint on February 3, 1992. In addition, on December 6, 1991, this case was consolidated with an earlier declaratory relief suit filed by CLBN against Century. The Company was not a party to this earlier suit. On February 3, 1993, the court dismissed with prejudice Century's complaint against the Company and all of the other defen-dants, for failure to comply with discovery orders. On July 14, 1993, Century moved to vacate the judgment in the Company's and other defendants' favor, which motion was denied. Century has filed a notice of appeal of denial of its motion to vacate. The parties have not completed the appeal briefing and no date has been set for the hearing of the appeal.

 On January 18, 1991, Andrea Kune, a stockholder of the Company, filed a derivative lawsuit on behalf of the Company against Messrs. Parretti, Fiorini, Globus and Dimbort, Valentina Parretti (Mr. Parretti's daughter), Ms. Cecconi, Antonio Pares-Neira and Lewis P. Horwitz, alleging breach of fiduciary duty, abuse of control, waste of corporate assets, fraud and deceit, negligent misrepresentation and constructive fraud. The Company was named as a nominal defendant only. On September 16, 1991, the Company filed a Statement of Non-Response asserting that it had no obligation to respond to the complaint because the complaint seeks no relief from the Company. A second amended complaint was filed on July 27, 1992 against the same defendants in which the Company was again named as a nominal defendant. Kune alleges claims for breach of fiduciary duty, fraud and deceit, negligent misrepresentation and constructive fraud against the defendants. The amended complaint seeks unspecified damages. The Company remains a nominal defendant only and no claims for monetary relief are asserted against it.

On January 8, 1992, Fabio Serena, a former employee of the Company, filed a lawsuit in Los Angeles Superior Court against the Company. The Complaint contains causes of action for (i) breach of contract; (ii) breach of covenant of good faith and fair dealing; (iii) promissory fraud; (iv) fraud; (v) intentional infliction of emotional distress; and (vi) negligent infliction of emotional distress. Mr. Serena's complaint sought in excess of $6,750,000 in compensatory damages, and $10,000,000 in punitive damages, in addition to costs of suit and interest. All of the plaintiff's claims have been dismissed with the exception of one cause of action for breach of contract which seeks damages "in excess of $1,000,000," together with interest and costs of suit. A confidential settlement was agreed in December 1993, pursuant to which the case was dismissed with prejudice.

On January 27, 1992, Linda Carter filed an application for award for employer violation of Section 132(a) of the Labor Code before the Workers'
Compensation Appeals Board of the State of California against the Company and MGM seeking reinstatement of employment, back wages at approximately $21,000 per year plus benefits and costs of suit. The application alleges
Ms. Carter was laid off on March 4, 1991, in retaliation for filing a workers' compensation claim. The Company is vigorously defending this action.

On January 21, 1992, CLBN filed an action in the Delaware Chancery Court in which CLBN asserted various claims against the Company, Gestione Nuove Attivita Finanziarie S.a.r.l. (a company controlled by Ms. Cecconi) ("GENAF"), Melia and certain subsidiaries of Melia seeking, among other things, a judicial declaration that: (i) a purported transfer of common stock of the Company from Melia and certain of its subsidiaries to GENAF (the "Subject Stock") is null, void and without effect; and (ii) the Company should issue new stock certificates to CLBN representing the Subject Stock or impose a constructive trust on the Subject Stock held by GENAF. On
February 4, 1992, the Delaware Chancery Court issued an order sequestering the Subject Stock. The Company, Melia and its subsidiaries have answered the complaint. In addition, Melia has filed a third-party complaint seeking damages and injunctive and declaratory relief against GENAF, Mr. Parretti and Ms. Cecconi alleging, among other things, fraud and conversion. On or about February 6, 1992, Mr. Parretti and GENAF applied to the Civil Court in Rome for the appointment of a custodian of issued shares in the Company and MGM purportedly held by Mr. Parretti and GENAF and for precautionary measures to protect the assets of the Company and MGM against further alleged diminution in value being caused by CLBN. The Court on or about February 24 and March 6, 1992 issued temporary ex parte orders decreeing that the shares of the Company and MGM are validly within the custody of the Court, and appointing Paolo Picozza as custodian of the shares in dispute. With consent of the court on March 6, 1992, Mr. Picozza purported to take action to amend Pathe's By-Laws to increase the number of directors of the Company to thirty and to appoint eight additional directors of the Company. Mr. Picozza also purported to take action to remove the current directors of MGM and to replace them with seven new directors. On March 12, 1992, CLBN filed a special appearance with the Court objecting to the decrees on the grounds, among other things, that the stock certificates presented to the Court as evidence of Mr. Parretti's controlling interest in the Company and MGM were either already sequestered by the Delaware Chancery Court on February 12, 1992, pursuant to an order of that court dated February 4, 1992, or previously certified lost and replaced, as well as on various procedural and jurisdictional grounds. A hearing was held on Friday, March 20, 1992 regarding CLBN's special appearance. On March 18, 1992, Mr. Parretti and GENAF filed an appeal with the Italian Supreme Court on jurisdictional issues and CLBN filed a counter appeal (no hearing has so far been fixed by the Supreme Court). A new temporary order was rendered on April 28, 1992 confirming the two earlier decisions. The April 28, 1992 order provided for a 180-day time period during which Mr. Parretti and GENAF should bring an action on the merits. On October 18, 1992, Mr. Parretti filed an action for damages against CLBN and the first hearing was scheduled for March 22, 1993. The case is, however, suspended until the Italian Supreme Court has rendered its decision on the jurisdictional issues.

On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Charles Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier alleging breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals. Although the Company is still studying the amended complaint, no monetary relief is sought against the Company. The Company plans vigorously to defend the action.

On December 7, 1992, MGM filed an action against Tracinda, Jeffrey Barbakow, Kirk Kerkorian, Stephen Silbert (the "Kerkorian Defendants") and Houlihan, Lokey Howard & Zukin, Inc. ("HLHZ") in the Superior Court in Los Angeles. On December 22, 1992, MGM filed an amended complaint which sets forth claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and negligence in connection with the sale of MGM to the Company in the fall of 1990. MGM alleges, among other things, that the defendants engaged in a scheme to induce the independent members of MGM's Board to approve the merger to MGM's detriment. MGM seeks damages in an amount of $750,000,000, plus punitive damages according to proof at trial, and a declaration that the indemnity provisions of certain agreements executed in connection with the merger do not cover any judgment, settlement, fees or costs incurred by the Kerkorian Defendants in a legal action. On December 17, 1992, the Kerkorian Defendants filed an answer denying the alle-gations of the complaint and a cross-complaint against MGM for breach of contract, tortious bad faith, breach of indemnification agreements, equitable indemnity and declaratory relief. The cross-complaint seeks damages according to proof at trial, exemplary damages, attorneys' fees and costs. On January 27, 1993, HLHZ filed an answer denying the allegations of the complaint and a cross-complaint against MGM, the Company and CLBN for declaratory relief, fraud, negligent misrepresentation and equitable indemnity. The Company answered HLHZ's cross-complaint on March 29, 1993. HLHZ seeks, among other things, indemnification from the Company under the terms of an engagement letter between HLHZ and the Company and damages for fraud, negligent misrepresentation and equitable indemnity in an amount according to proof at trial, plus attorneys' fees, costs and expenses. Discovery in this action has commenced. On October 13, 1993, a Special Referee in this matter recommended that the Court enter an order declaring that the Company be required to advance to HLHZ its reasonable attorneys' fees in this matter pursuant to the engagement letter, subject to repayment if HLHZ were later found to have committed fraud. The Court did enter such an order, and the Company has moved for reconsideration of that decision. If upheld, such a declaration or order could result in the imposition of substantial liability and other obligations upon the Company, in an amount as yet undetermined but likely to be beyond the Company's present financial capabilities or otherwise materially adverse to the Company. The Court has stated that the matter will come on for trial in June 1994. The Company is vigorously litigating these actions.

On April 16, 1993, the Company filed a bankruptcy petition against Melia with the Bankruptcy Chamber of the Amsterdam District Court. This petition was joined by the Dutch tax authorities, Scotti International N.V., Cannon Cinema B.V. and CLBN. At a hearing on April 27, 1993, the Court found that Melia had ceased to pay its debts and declared Melia officially bankrupt. The Court appointed Mr. R.W. De Ruuk as official receiver in the bankruptcy. The appeal period under the governing Dutch Bankruptcy Code has lapsed.
Mr. De Ruuk has deposited three public reports with the Dutch authorities.
It appears to the Company from such reports that no material recovery benefiting it will be forthcoming.

On June 29, 1993, Aurelio Germes, a former officer of the Company, filed a declaratory relief action against the Company. Mr. Germes seeks a declaratory judgment that the Company is obligated to pay Mr. Germes' legal fees in connection with the SEC investigation and in defense of the Kune matter. The Company filed an answer to this complaint on August 12, 1993. The Company intends to vigorously defend this action. Trial of the action is set for May 24, 1994.

Demands for the advancement of legal fees and indemnification in the defense of the Kune and Williams actions have been made by Giancarlo Parretti, Maria Cecconi and Valentina Parretti (collectively, the "Parrettis"). In addition, a demand for the advancement of legal fees for defense of the Kune case has been made by Yoram Globus. The Company has rejected these demands. A claim has also been made by the Parrettis' former attorneys in those cases for fees already incurred, in amounts totaling less than $100,000, and the Company is investigating this matter to determine what, if any, liabilities it may have in respect of this claim. In addition, there have been additional claims for indemnification and/or the advancement of expenses and legal fees which have been asserted from time to time by former officers, directors and/or employees of the Company, and the Company reviews each demand on a case-by-case basis.


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

Total interest paid was $3,770,000, $6,481,000 and $6,478,000 for fiscal years ended December 31, 1993, 1992 and 1991, respectively. Income taxes paid were $66,000 in fiscal year 1991.

Fiscal Year Ended December 31, 1992

On May 7, 1992, approximately $140,000,000 of indebtedness under the credit facilities was relieved in the Foreclosure (see Note 3).

Fiscal Year Ended December 31, 1991

In the year ended December 31, 1991, Comfinance and Interpart paid certain Company expenses in the amount of $8,892,000, which payments were offset against certain receivables due from the Company.

The Company repaid $50,000,000 of debt by offsetting amounts owed to it by Comfinance with amounts due to other European Interests.

The Company repaid indebtedness to CLBN of $150,000,000 upon CLBN's assumption of a $150,000,000 receivable the Company had from Melia.


NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods for the fiscal years ended 1993 and 1992 are presented below (in thousands, except per share amounts):


        Year Ended                                        Operating                Net               Net Loss per
        December 31,                    Revenues            Loss                  Loss               Common Share
        1993

          First Quarter                  $  -              $  (440)             $  (4,339)             $ (.04)
          Second Quarter                    -                 (846)                (8,381)               (.07)
          Third Quarter                     -                 (879)                (4,970)               (.04)
          Fourth Quarter                    -               (8,479)                (8,473)               (.07)

During 1993, the Company, CLBN, MGM and various other parties settled certain litigation matters. The Company's share of these costs was $3,830,000 and was accrued by the Company during the fourth quarter of 1993. In addition, the Company accrued $4,000,000 during the fourth quarter of 1993 as additional legal reserves in connection with pending litigation (see Note 9).

1992

          First Quarter                    $  -              $(3,453)            $(407,525)             $ (3.49)
          Second Quarter                      -                 (918)              (50,837)                (.44)
          Third Quarter                       -               (2,531)              (10,507)                (.09)
          Fourth Quarter                      -                 (104)              ( 3,969)                (.03)


1992 Quarterly Results.

In May 1992, CLBN foreclosed on the common stock of MGM (see Note 3). The Company recorded a loss provision on its investment during the first quarter of 1992.



                                               PATHE COMMUNICATIONS CORPORATION

                                                         (PARENT ONLY)

                                               SCHEDULE II - AMOUNTS RECEIVABLE
                                            FROM RELATED PARTIES AND UNDERWRITERS,
                                      PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                                        (in thousands)

                                           Balance at
                                                                                  Deductions                Balance
                                           Beginning                       Amounts          Amounts          at End
           Name of Debtor                  of Period       Additions      Collected       Written Off      of Period
        Fiscal 1993

        None


        Fiscal 1992

        None


        Fiscal 1991

        Comfinance  . . . . . . . .        $ 14,226        $     0        $ 14,226(1)     $      0          $      0
        Sherwood Development  . . .              50              2               0              52                 0
        GENAF SRL . . . . . . . . .               0              0             500               0              (500)
        Melia . . . . . . . . . . .         139,517          9,919(2)      155,551(3)            0            (6,115)
        Renta Corp/Prop . . . . . .             598              0               0             598                 0
        Overseas Int'l  . . . . . .             471              0               1             470                 0
        Interfly  . . . . . . . . .               0          2,706             125           2,581                 0
        Pathe-Italia S.p.A. . . . .               0          1,460               0           1,460                 0



        (1)      A significant portion of balance relates to amounts paid by Comfinance and Interpart on behalf of the
                 Company.

        (2)      Amount relates to interest accrued on receivable from Melia.

        (3)      Amount represents receivable assumed by Credit Lyonnais S.A. for a like reduction in obligations to
                 CLBN.



                                               PATHE COMMUNICATIONS CORPORATION

                                                         (PARENT ONLY)

                                              SCHEDULE IX - SHORT-TERM BORROWINGS
                                                        (in thousands)


      Category                                       Weighted           Maximum           Average           Weighted
    of Aggregate                                     Average            Amount            Amount             Average
     Short-Term                   Balance at         Interest         Outstanding       Outstanding       Interest Rate
      Borrowing                  End of Year           Rate          During Year        During Year      During Year(1)

    Fiscal 1993:

    Credit
    Facilities                     $ 23,412            5.25%           $ 23,412          $ 17,465             5.21%

    Bank Note
    Payable                        $150,000            5.25%           $150,000          $150,000             5.21%


    Fiscal 1992:

    Credit
    Facilities                     $  9,814            5.31%           $116,245          $ 42,099             6.05%

    Bank Note
    Payable                        $150,000            5.31%           $150,000          $150,000             5.77%


    Fiscal 1991:

    Credit

    Facilities                     $113,160            6.31%           $263,058          $171,589             7.12%

    Bank Note
    Payable                        $150,000            6.31%           $150,000          $150,000             7.60%



    (1) Computed based upon weighted average quarterly balance outstanding.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Fredric S. Newman, age 48, has been the sole director and sole executive officer of the Company since May 6, 1993, when he was elected President, Secretary and Treasurer of the Company. He has been a practicing attorney in New York City for more than the past five years. In 1991 he was the Chief Executive Officer of World Team Tennis, Inc., and prior thereto he was Vice President and General Counsel of Philip Morris Incorporated.

         Pursuant to an agreement dated as of May 1, 1993 between the Company and Mr. Newman, Mr. Newman is to serve as President, Secretary and Treasurer of the Company with all of the power and authority to direct and manage the affairs of the Company. The agreement calls for an annual compensation of $75,000 plus certain additional compensation determined on an hourly basis dependent upon the services performed. The term of the agreement is one year, renewable annually, and the Company may terminate the agreement at any time upon payment of the agreed compensation.

         Mr. Newman's election to the Board of Directors of the Company was pursuant to CLBN's right to vote the common stock of the Company under the PCC Voting Trusts (see Item 1 "Changes in Control - Extraordinary Events").


ITEM 11. EXECUTIVE COMPENSATION

         Except pursuant to the agreement referred to in Item 10, no compensation was awarded to, earned by or paid to Mr. Newman or to any other executive officer or director of the Company for the 1993 fiscal year and no compensation was awarded to, earned by or paid to any person serving as Chief Executive Officer during 1993 for the 1991 or 1992 fiscal years. Mr. Newman earned $81,590 for his services to the Company during 1993.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 18, 1994, certain information concerning ownership of shares of common stock (the only outstanding class of capital stock to the Company) by (i) each person who is known by the Company to own beneficially more than five percent of its issued and outstanding common stock, (ii) each current Director and (iii) all current officers and Directors of the Company as a group. This information is based on information provided to the Company by or on behalf of the stock-holder or on the most recently available public information filed by or on behalf of the stockholder.



         Name and address of           Amount and Nature of Beneficial Ownership (1)        Percent
         Beneficial Owner                                                                  of Class

         Credit Lyonnais Bank          113,146,884 (2)(4)                                    96.9%
           Nederland N.V.
         63 Coolsingel
         3012 AB Rotterdam
         The Netherlands

         Giancarlo Parretti            110,672,150 (2)(3)(4)                                 94.8%
         Via XX Septembre 3
         00187 Rome
         Italy

         Maria Cecconi                 110,672,150 (2)(3)(4)                                 94.8%
         22/24/ Boulevard Royal
         2449 Luxembourg

         Comfinance S.A.               110,672,150 (2)(3)(4)                                 94.8%
         22/24/ Boulevard Royal
         2449 Luxembourg

         Interpart S.A.                102,672,150 (2)(3)(4)                                 87.9%
         22/24/ Boulevard Royal
         2449 Luxembourg

         Melia International           102,672,150 (2)(3)(4)                                 87.9%
           N.V.
         Nieuwezijds Voorburgwai
         120-126
         1012 SH Amsterdam
         The Netherlands

         SASEA Holding S.A.            102,672,150 (2)(3)(4)                                 87.9%
         29, rue de Candolla
         DH-1205 Geneva
         Switzerland

         Renta Inmobiliaria             22,363,724 (2)(4)                                    19.2%
           International B.V.
         Nieuwezijds Voorburgwai
         120-126
         1012 SH Amsterdam
         The Netherlands

         Renta Corp.                     5,812,000 (2)(4)                                     5.0%
         6420 Wilshire Blvd.
         Los Angeles, CA 90048

         Fredric S. Newman                       0                                              0%
         10 East 40th Street
         New York, New York 10016

         All current officers and                0                                              0%
         directors as a group (1
         person)

(1) Based on 116,746,810 shares of Common Stock issued and outstanding. This figure includes 49,000,000 shares of Common Stock issued to Melia and 8,000,000 shares of Common Stock issued to Comfinance pursuant to subscription agreements dated November 1, 1990, between the Company and each of Melia and Comfinance. Except as indicated below, each of the persons or entities listed above has sole voting and investment power with respect to all share shown for such person or entity.

(2) CLBN owns 2,798,424 shares of the Company's common stock, purchased pursuant to a tender offer completed June 5, 1992, as more fully described under the caption Certain Relationships and Related Transactions. CLBN exercises voting power over 110,348,460 shares pursuant to certain voting trusts and pledge agreements. The shares of stock held by Melia, Renta Inmobiliaria International B.V. ("Renta B.V.") and Renta Corp. as well as the 57,000,000 shares issued to Melia and Comfinance pursuant to their subscription agreements with the Com-pany are, as more fully described under the caption "Certain Relationships and Related Transactions--Changes in Corporate Control," pledged to CLBN, subject to a prior pledge by Melia of the shares owned by it to Sealion (see Note 4 of the Notes to the Company's Consolidated Financial Statements -- Bank Note Payable), to secure all obligations of Melia, the Company, MGM and its direct and indirect subsidiaries and affiliates to CLBN, as well as all existing indebtedness of Melia to CLBN, indebtedness and obligations under all other agreements between the Company and CLBN entered into prior to those agreements and under agreements between MGM and CLBN, whether entered into at the time of such agreements or prior thereto pursuant to which there is an existing indebtedness or obligation to CLBN, and under all agreements entered into in connection with, or referred to, in any of those agreements.

(3) Mr. Parretti and his wife, Mrs. Cecconi, are the majority owners of Comfinance. (Mr. Parretti holds 14% and Mrs. Cecconi holds 57%.) According to Mr. Parretti, he and Mrs. Cecconi hold their respective shares under a separate property agreement governed by the laws of Italy. They do not share any voting or dispositive power over their respective shares in Comfinance. Interpart S.A. ("Interpart") is beneficially owned by Mr. Parretti and certain of his affiliates. Interpart is currently in voluntary liquidation and its management is conducted by a liquidator. The shares indicated as being beneficially owned by Comfinance and Interpart include approximately 31,000,000 shares (approximately 51.7% of the outstanding shares) held by Melia, 16,551,724 shares (approximately 27.7% of the outstanding shares) held by Renta B.V., 5,812,000 shares (approximately 9.7% of the outstanding shares) held by Renta Corp., and 407,990 shares (approximately .7% of the outstanding shares) held by Viajes Melia ("Viajes").

    Comfinance and Interpart together own 48.7% of the outstanding ordinary and preferred stock of Melia (Comfinance holds 24.4% and Interpart holds 24.3.%). SASEA Holding S.A. (anciennement Societe Anonyme Suisse d'Exploitations Agricoles "SASEA") and certain of its affiliates own 50.3% of the outstanding ordinary and preferred stock of Melia (SASEA directly holds 20%). There is currently a dispute in a Swiss court between SASEA and Interpart regarding the ownership of 2.4% of the shares of Melia currently held by SASEA. The outcome of this action will determine the control of Melia. Florio Fiorini, formerly a Director of the Company, was previously a member of the Executive Committee of SASEA, and is purportedly the owner of a significant minority interest in the outstanding stock of SASEA. In October 1992, SASEA was declared bankrupt under Swiss law. The competent court in Geneva, Switzerland appointed special administrators to liquidate SASEA's assets. Management control of Melia is vested in its Board of Managing Directors, which currently consists solely of members appointed by SASEA. A foundation controlled by Mr. Parretti, Mr. Fiorini and Mr.

    Parretti's daughter, Valentina Parretti, exercises rights with respect to Melia including the approval of certain actions of the Board of Managing Directors and certain rights with respect to the appointment of the Board of Managing Directors. Melia is the controlling stockholder of Viajes through Corporacion Viajes Melia S.A. Melia is the sole stockholder of Renta B.V. which in turn is the sole stockholder of Renta Corp.

(4) Includes the 16,551,724 shares owned by Renta B.V. and the 5,812,000 shares owned by Renta Corp. The Company is reviewing the facts and circumstances surrounding the issuance of the 16,551,724 shares owned by Renta B.V. to determine whether such shares were validly issued, including the issue of whether sufficient consideration was received by the Company for the issuance of such shares.




ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS.

         For additional information concerning certain transactions with prior management and other related parties, see Notes 4, 6, 8, 9 and 10, of the Notes to the Company's Consolidated Financial statements.

Changes in Corporate Control

         Since June 1991, the Company has experienced changes in corporate control. As a result of these changes, the sole member of the Board of Directors and the sole officer of the Company is a person designated by CLBN, the Company's principal creditor, in its capacity as voting trustee and pledgee of the Company's common stock (see Item 1 "Business--Changes in Corporate Control, Extraordinary Events" and Item 3 "Legal Proceedings").

CLBN

         The Company is currently dependent on CLBN for additional capital to fund its on-going operations. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".) The Company is in default on its existing indebtedness to CLBN. (See Note 4 of the Notes to the Company's Consolidated Financial Statements.)


Legal proceedings in which an officer, director, affiliate or owner of more than five percent of the outstanding voting securities of the company has a material interest adverse to the Company.

For information concerning legal proceedings in which an officer, director, affiliate or owner of more than 5% of the outstanding voting securities of the Company has a material interest adverse to the Company, see Item 3 Legal Proceedings.



                                  PART IV


ITEM14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) and (2)  Financial Statements and Schedules

         The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules at Page 23 herein are filed as part of this Form 10-K.

    (a)(3)  Exhibits:

         The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

    (b)  Reports on Form 8-K:

         During the three months ended December 31, 1993, no reports on Form 8-K were filed by the Company.

    (c)  Other Exhibits:  Exhibit 11 is attached hereto

    (d)  Other Financial Statement Schedules:  None
                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PATHE COMMUNICATIONS CORPORATION


                             By /s/Fredric S. Newman
                                Fredric S. Newman
                                President


Dated:  March 25, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



        /s/ Fredric S. Newman                         President, Secretary                          March 25, 1994
        Fredric S. Newman                             and Treasurer
                                                      (Principal Executive,
                                                      Financial and Accounting
                                                      Officer)



                             INDEX TO EXHIBITS


Exhibit Number            Description


 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987).

 3.2               Amendment dated March 17, 1989 to the Restated
                   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989).

 3.3 By-Laws of the Company as amended through May 6, 1993 (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for the quarterly period ending June 30, 1993).

 3.4 Amendment dated November 8, 1989 to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989).

 3.5 Resolutions Adopted by the Board of Directors of Pathe Communications Corporation on April 16, 1991
                   (incorporated by reference to Exhibit 3.5 to the Company's Form 10-K for the year ended December 29,
                   1990).

 3.6 Resolutions adopted by the Board of Directors of MGM-Pathe Communications Co. on April 16, 1991
                   (incorporated by reference to Exhibit 3 (3) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

 4.1 Indenture, dated as of November 1, 1984, between the Company and Bankers Trust Company, as Trustee, in regard to $70,000,000 12-3/8% Senior Subordinated Notes due 1994 (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 Registration Statement No. 2-93526 filed September 28, 1984).

 4.2 Indenture, dated as of April 15, 1986, between the Company and Manufacturers Hanover Trust Company of California, as Trustee, in regard to $80,500,000 8-7/8% Convertible Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 Registration Statement No. 33-3334 filed February 14, 1986).

 4.3 Indenture, dated as of April 15, 1986, between the Company and Manufacturers Hanover Trust Company of California, as Trustee, in regard to $26,500,000 12-7/8% Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 Regis-tration Statement No. 33-3333 filed February 14, 1986).

 4.4 Warrant Agreement, dated as of October 15, 1987 between the Company and Warner Communications, Inc. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K filed on October 21, 1987).

 9.1 Voting Trust Agreement by and between the Company and Credit Lyonnais Bank Nederland N.V. dated April 15, 1991 (incorporated by reference to Exhibit 10(9) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

 9.2 Voting Trust Agreement by and between the Company and Credit Lyonnais Bank Nederland N.V. dated April 15, 1991 (incorporated by reference to Exhibit 10(10) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

10.1 Agreement, dated as of May 18, 1989, between the Company, Renta Inmobiliaria, Renta International B.V. and Renta Corp. (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

10.2 Agreements between certain G&G Interests and the Company, dated as of July 1, 1983 (incorporated by reference to Exhibit A to the Company's Form S-1 Registration Statement No. 2-86297 filed August 30, 1983).

10.3 Agreement dated as of May 1, 1993 by and between the Company and Fredric S. Newman.

10.4 Loan out Agreement, dated March 1, 1989, between Pathe Entertainment, Inc. and Kanter Corp. for the services of Jay Kanter (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

10.5 Property and Share Sale Agreement, dated December 29, 1989 by and among Cannon SE Cinema Properties Limited, Cannon Cinemas Limited, Pathe Group (U.K.) Limited and Cinema 5 Europe N.V. (incorporated by reference to
                   Exhibit 10.52 to the Company's Form 10-K for the year ended December 30, 1989).

10.6 Heads of Agreement, dated December 29, 1989, among Cannon Tuschinski Theaters B.V., Cannon Tuschinski Beheer B.V., Cannon Cinema B.V., Holland Exhibitors B.V., Theaterbedrijf Cinerama Exhibitors Nederland B.V., Nationale Bioscoop Ondernemingen B.V., Cinerama Amsterdam B.V., Cannon Theaters (Nederlands) N.V. and Exploitati-emaatschappij "Midden- Hofstad" B.V. (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

10.7 Agreement and Plan of Merger, dated as of June 28, 1990, by and between the Company, MGM/UA Communications Co., and Tracinda Corporation (incorporated by reference to Appendix A to MGM/UA Communications Co. Proxy Statement dated August 31, 1990).

10.8 Stock Purchase Agreement, dated as of October 26, 1990, between the Company and MGM-Pathe Communications Co. (incorporated by reference to Exhibit B to MGM-Pathe Communications Co. Form 8-K dated November 14, 1990).

10.9 Agreement, dated March 26, 1990, among Cineplex Odeon, Cannon Cinemas Limited and Cannon SE Cinema Properties Limited (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 29,
                   1990).

10.10 Agreement, dated November 6, 1990, between the Company and Fin Soft Holding S.A. (incorporated by reference to
                   Exhibit 10.15 to the Company's Form 10-K for the year ended December 29, 1990).

10.11 Subscription Agreement, dated November 1, 1990, between the Company and Melia International N.V. (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 29, 1990).

10.12 Subscription Agreement, dated November 1, 1990, between the Company and Comfinance S.A. (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 29, 1990).

10.13 Promissory Note, dated November 15, 1990, from Transmarine Holdings S.A. payable to the Company (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 29,
                   1990).

10.14 Comfinance Promissory Note dated November 18, 1990 (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 29,
                   1990).

10.15 Interim Revolving Credit Facility Agreement and Security Assignment, dated March 22, 1991, by and among MGM-Pathe Communications Co. and certain affiliates and Credit Lyonnais Bank Nederland N.V.(incorporated by reference to
                   Exhibit 10.20 to the Company's Form 10-K for the year ended December 29, 1990).

10.16 Letter Agreement among Credit Lyonnais Bank Nederland N.V., Pathe Communications Corporation, MGM-Pathe Communications Co. and Melia International N.V., dated April 12, 1991 (incorporated by reference to Exhibit 10(5) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

10.17 Memorandum of Facility Agreement among MGM-Pathe Communications Co. and its U.S. subsidiaries and Credit Lyonnais Bank Nederland N.V., dated April 12, 1991 (incorporated by reference to Exhibit 10(6) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

10.18 Stock Sale Agreement among Melia International N.V., the Company and CLINVEST, dated April 13, 1991 (incorporated by reference to Exhibit 10(7) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

10.19 Mandat Exclusif de Vente de Titres among the Company, Melia International N.V. and Credit Lyonnais Bank Nederland N.V., dated as of May 10, 1991.

10.20 Assignment, Assumption and Release Agreement among Pathe Communications Corporation, Melia International N.V. and Credit Lyonnais Bank Nederland N.V., dated as of April 15, 1991 (incorporated by reference to Exhibit 10(8) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

10.21 Agreement regarding Certain Corporate Governance Matters for MGM-Pathe Communications Co. dated April 15, 1991 among Giancarlo Parretti, the Company and MGM-Pathe Communications Co. (incorporated by reference to Exhibit 10(11) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

10.22 Agreement regarding Certain Corporate Governance Matters for Pathe Communications Corporation, among Giancarlo Parretti, the Company and the Company's majority stock-holders (incorporated by reference to Exhibit 10(12) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

10.23 Amended and Restated Credit Agreement between MGM-Pathe Communications Co. and Credit Lyonnais Bank Nederland N.V. dated as of May 15, 1991 (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 29, 1990).

10.24 Schedule 14D-1 Tender Offer Statement and Amendment No. 9 to Schedule 13D of Pathe Communications Corporation filed with the Securities and Exchange Commission by Credit Lyonnais Bank Nederland N.V. on May 8, 1992 (incorporated by reference).

10.25              Schedule 13E-3 Transaction Statement of Pathe
                   Communications Corporation filed with the Securities and Exchange Commission by Credit Lyonnais Bank Nederland N.V. on May 7, 1992 (incorporated by reference).

11.                Computation of Loss Per Common Share.