Form 10-Q
period 1994-03-31
PATHE COMMUNICATIONS CORP
filed 1994-05-16
CIK 720695

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q

             (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1994

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to


             Commission file number 0-12252

                           PATHE COMMUNICATIONS CORPORATION
                (Exact name of registrant as specified in its charter)

                              DELAWARE                   13-2624802
                  (State or other jurisdiction of     (I.R.S. Employer
                   incorporation or organization)    Identification No.)



                       c/o The Law Offices of Fredric S. Newman
                             10 E. 40th Street, 43rd Floor
                              New York, New York  10016
                      (Address of principal executive offices)
                                     (Zip Code)

                                    (212) 545-1900
                 (Registrant's telephone number, including area code)


                  Indicate by check mark whether the registrant (1) has
             filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
             90 days.  Yes   X   No


                  As of May 12, 1994 there were 116,746,810 shares of
             common stock, par value $.01 per share, of the registrant outstanding.


                             PATHE COMMUNICATIONS CORPORATION


                                           INDEX


                                                                Page No.

             PART I - FINANCIAL INFORMATION

             Item 1. Financial Statements

                  Condensed Balance Sheets -
                  March 31, 1994 and December 31, 1993 . . . . .   3

                  Condensed Statements of Operations -
                  Quarter Ended March 31, 1994 and
                  March 31, 1993 . . . . . . . . . . . . . . . .   4

                  Condensed Statements of Cash Flows -
                  Three Months Ended March 31, 1994
                  and March 31, 1993 . . . . . . . . . . . . . .   5

                  Notes to Condensed Financial Statements  . . .   6

             Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . .  14

             PART II - OTHER INFORMATION

             Item 1. Legal Proceedings . . . . . . . . . . . . .  16

             Item 6. Exhibits and Reports on Form 8-K  . . . . .  16
                           PATHE COMMUNICATIONS CORPORATION

                               CONDENSED BALANCE SHEETS

                                    (in thousands)

                                                March 31,      December 31,
                                                  1994             1993
                                               (unaudited)
          ASSETS:

          Cash and cash equivalents . . .   $         94    $       343

          Accounts and notes receivable .             75            264

          Other assets  . . . . . . . . .            703            749
                                            $        872    $      1356

          LIABILITIES AND STOCKHOLDERS' DEFICIT:

          Liabilities:

          Accounts payable and accrued
            liabilities . . . . . . . . .   $     51,669    $    47,930
          Bank and other debt . . . . . .        173,684        173,412
          Other liabilities . . . . . . .            564            564
          Subordinated debt . . . . . . .         47,351         47,156

            Total liabilities . . . . . .        273,268        269,062

          Stockholder's Deficit:

          Preferred stock - $.01 par value,
            authorized 200,000,000 shares,
            none outstanding  . . . . . .              -              -
          Common stock - $.01 par value,
            authorized 200,000,000 shares,
            issued and outstanding
            116,746,810 shares in 1993
            and 1992  . . . . . . . . . .          1,167          1,167
          Additional paid-in capital  . .        906,808        906,808
          Accumulated deficit . . . . . .     (1,180,371)    (1,175,681)

            Total stockholders' deficit .       (272,396)      (267,706)
                                            $        872    $     1,356

          The accompanying Notes to Condensed Financial Statements are an integral part of these statements.
                           PATHE COMMUNICATIONS CORPORATION

                          CONDENSED STATEMENTS OF OPERATIONS

                        (in thousands, except per share data)

                                     (unaudited)


                                                  Quarter       Quarter
                                                   Ended         Ended
                                                 March 31,     March 31,
                                                   1994           1993
          General corporate
            administration expenses . . .       $    538      $     440


          Operating loss  . . . . . . . .           (538)          (440)

          Other income (expenses):
            Interest expense, net . . . .         (4,152)        (3,916)
            Interest and other income
            (expense), net  . . . . . . .              -             17

          Loss before income taxes  . . .         (4,690)        (4,439)
          Provision for income taxes  . .              -              -

          Net loss  . . . . . . . . . . .       $ (4,690)      $ (4,439)


          Net loss per common share . . .       $  (0.04)     $   (0.04)

          The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                           PATHE COMMUNICATIONS CORPORATION

                          CONDENSED STATEMENTS OF CASH FLOWS

                                    (in thousands)

                                     (unaudited)



                                                 Quarter       Quarter
                                                  Ended         Ended
                                                March 31,     March 31,
                                                  1994           1993

          Net cash used in
            operating activities  . . . .       $   (521)      $ (4,929)

          Financing activities:
            Net additions to borrowed
            funds . . . . . . . . . . . .            272          4,925

          Cash provided by
            financing activities  . . . .            272          4,925

          Increase (decrease) in cash from
            operating and financing
            activities  . . . . . . . . .           (249)            (4)

          Beginning balance -
            cash and cash equivalents . .            343             44

          Ending balance -
            cash and cash equivalents . .       $     94       $     40


          The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                           PATHE COMMUNICATIONS CORPORATION

                       NOTES TO CONDENSED FINANCIAL STATEMENTS



          NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

          Pathe Communications Corporation ("Pathe" or the "Company") has no operating assets or sources of income and is currently dependent on Credit Lyonnais Bank Nederland N.V. ("CLBN") to fund its ongoing cash requirements. CLBN controls the voting rights with respect to approximately 97% of the Company's common stock. On May 7, 1992, CLBN foreclosed on 59,100,000 shares constituting 98.5% of the common stock of Metro-Goldwyn-Mayer, Inc. ("MGM"), which shares constituted substantially all of the assets of the Company. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


          NOTE 2 - MARKET FOR THE COMPANY'S COMMON STOCK

          On August 28, 1992, the Securities and Exchange Commission, in response to the application by the New York Stock Exchange (the "Exchange"), issued an order removing the Company's common stock from listing and registration on the Exchange. At this time the Company has no knowledge of the existence of any established public trading market for the Company's common stock.
          The Company does not have any present plans that would result in the repurchase or redemption of its common stock or in the admission for trading of such stock on other exchanges or markets.


          NOTE 3 - BANK AND OTHER DEBT

          The Company's bank and other debt are summarized as follows (in thousands):


                                                March 31,
                                                               December 31,
                                                  1994            1993
                                               (unaudited)

          Credit facilities                    $  23,684      $  23,412
          Bank note payable                      150,000        150,000
                                               $ 173,684      $ 173,412

          Credit facilities. The Company has an arrangement with CLBN upon which the Company's borrowings are made under the form of demand promissory notes, with interest accruing quarterly at LIBOR plus two percent. Any future advances are at the absolute discretion of CLBN. CLBN provided funding to the Company to enable it to make interest payments under the Company's subordinated debt agreements during the period through May, 1994 on such obligations not owned by CLBN. CLBN has made no commitment to the Company that it will fund any future interest payments or other obligations, and the Company currently has no other source of funding.

          Bank note payable. In November 1990, the Company borrowed $150,000,000 from Sealion Corporation N.V. ("Sealion"), a company affiliated with SASEA Holding, S.A. (SASEA), which is affiliated with prior management of the Company, and lent the proceeds to Melia International N.V. ("Melia"), the Company's major stockholder. Sealion assigned, as collateral security, its receivable from the Company to Credit Lyonnais S.A., the parent of CLBN. The obligation is guaranteed by Melia and collateralized by approximately 51 percent of the Company's outstanding stock. The obligation bears interest at LIBOR plus 2 percent payable monthly and, as amended, calls for principal payments of $30,000,000 a month beginning in January 1992. None of these interest or principal payments have been made by the Company, and this facility is currently in default.


          NOTE 4 - RELATED PARTY TRANSACTIONS

          The Company has various credit arrangements with CLBN (see Note
          3). Interest of approximately $316,000 and $189,000 was charged on such facilities in the quarters ended March 31, 1994 and 1993, respectively.

          In connection with the foreclosure by CLBN on the shares of MGM common stock owned by the Company, the Company acquired, by right of subrogation, a claim against Melia in the amount of $343,125,754. This claim represented the amount of Melia debt owed to CLBN, which amount was secured by the pledge of the Company's MGM common stock, and which was bid-in at the foreclosure auction on May 7, 1992. On April 16, 1993, the Company filed a bankruptcy petition against Melia with the Bankruptcy Chamber of the Amsterdam District Court. Subsequent to this petition, which was joined by CLBN and other creditors, Melia was declared bankrupt on April 27, 1993 (see Note 5).


          NOTE 5 - COMMITMENTS AND CONTINGENCIES

          Litigation. The Company is subject to a consent decree (the "Consent Decree") entered in the United States District Court for the Central District of California ("California District Court") in a Securities and Exchange Commission civil action commenced against the Company on November 19, 1987, entitled Securities and Exchange Commission v. The Cannon Group Inc. et al., Case No. 87-07590. This proceeding against the Company and certain of its former directors and officers alleged, among other things, violations or aiding and abetting of violations of the antifraud, reporting, proxy, record keeping and internal controls provisions of the federal securities laws. Without admitting or denying the allegations in the Commission's complaint, the Company and certain individuals settled the action and consented to the entry of a final judgment enjoining them from violating the aforementioned provisions of the federal securities laws.

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

                    On January 18, 1991, Andrea Kune, a stockholder of the Company, filed a derivative lawsuit on behalf of the Company against Messrs. Parretti, Fiorini, Globus, Valentina Parretti, Ms. Cecconi, Antonio Pares-Neira and Lewis P. Horwitz, alleging breach of fiduciary duty, abuse of control, waste of corporate assets, fraud and deceit, negligent misrepresentation and constructive fraud. Certain other individuals formerly associated with the Company were subsequently named as defendants. The Company was named as a nominal defendant only. On September 16, 1991, the Company filed a Statement of Non-Response asserting that it had no obligation to respond to the complaint because the complaint seeks no relief from the Company. A second amended complaint was filed on July 27, 1992 against the same defendants in which the Company was again named as a nominal defendant. Kune alleges claims for breach of fiduciary duty, fraud and deceit, negligent misrepresentation and constructive fraud against the defendants. The amended complaint seeks unspecified damages. The Company remains a nominal defendant only and no claims for monetary relief are asserted against it.
          A tentative settlement of the case has been reached in the amount of $4,000,000, less plaintiff's attorneys' fees, costs and expenses to be awarded, subject to Court review and approval.

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

                    On December 7, 1992, MGM filed an action against Tracinda Corporation, Jeffrey Barbakow, Kirk Kerkorian, Stephen Silbert (the "Kerkorian Defendants") and Houlihan, Lokey, Howard & Zukin, Inc. ("HLHZ") in the Superior Court. On December 22, 1992, MGM filed an amended complaint which sets forth claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and negligence in connection with the sale of MGM to the Company in the fall of 1990. MGM alleges, among other things, that the Kerkorian Defendants engaged in a scheme to induce the independent members of MGM's Board to approve the merger to MGM's detriment. MGM seeks damages in an amount of $750,000,000, plus punitive damages according to proof at trial, and a declaration that the indemnity provisions of certain agreements executed in connection with the merger do not cover any judgment, settlement, fees or costs incurred by the Kerkorian Defendants in a legal action. On December 17, 1992, the Kerkorian Defendants filed an answer denying the allegations of the complaint and a cross-complaint against MGM for breach of contract, tortious bad faith, breach of indemnification agreements, equitable indemnity and declaratory relief. The cross-complaint seeks damages according to proof at trial, exemplary damages, attorneys fees and costs. On January 27, 1993, HLHZ filed an answer denying the allegations of the complaint and a cross-complaint against MGM, the Company and CLBN for declaratory relief, fraud, negligent misrepresentation and equitable indemnity. The Company answered HLHZ's cross-complaint
          on March 29, 1993.   HLHZ seeks, among other things,
          indemnification from the Company under the terms of an engagement letter between HLHZ and the Company and damages for fraud, negligent misrepresentation and equitable indemnity in an amount according to proof at trial, plus attorneys fees, costs and expenses. Discovery in this action has been substantially completed. On October 13, 1993, a Special Referee in this matter recommended that the Court enter an order declaring that the Company be required to advance to HLHZ its reasonable attorneys' fees in this matter pursuant to the engagement letter, subject to repayment if HLHZ were later found to have committed fraud. The Court did enter such an order, and the Company has moved for reconsideration of that decision. If upheld, such a declaration or order could result in the imposition of substantial liability and other obligations upon the Company, in an amount as yet undetermined but likely to be beyond the Company's present financial capabilities or otherwise materially adverse to the Company. On May 6, 1994, the Court entered a variety of orders that, inter alia, reduced the issues remaining to be tried, but the HLHZ claims against the Company remain. The Court has stated that the matter will come on for trial in June, 1994. The Company is vigorously litigating these actions.

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

                    On June 29, 1993, Aurelio Germes, a former officer of the Company, filed a declaratory relief action against the Company in the United States District Court for the Central District of California. Mr. Germes seeks a declaratory judgment that the Company is obligated to pay Mr. Germes' legal fees in connection with the SEC investigation and in defense of the Kune matter. The Company filed an answer to this complaint on August

          12, 1993. Subsequently, upon motion by the Company, the Court determined that the claims relating to the SEC investigation were not ripe, but that those relating to the Kune case were. Trial of the action is now set for September 26, 1994, and the Company has moved to stay the action pending the final dismissal of the Kune action upon its settlement. The Company intends to vigorously defend this action.

                    On March 30, 1984, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on PCC's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. The Company believes that plaintiffs' claims are largely barred because they were previously adjudicated in a Delaware court. The Company intends to move the court to dismiss the complaint and intends otherwise to defend this lawsuit vigorously.

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


          NOTE 6 - SUPPLEMENTARY CASH FLOW INFORMATION

          No interest or income taxes were paid during the quarters ended March 31, 1994 and 1993 respectively.



          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto. References to Notes refer to the notes to such statements.

          General

          The Company has no operating assets or sources of income (see "Liquidity and Capital Resources"; Note 7).

          Results of Operations

          The Company reported net losses for the quarters ended March 31, 1994 and 1993 of ($4,690,000) and ($4,439,000), or ($.04) and
          ($.04) per common share, respectively, based on 116,747,000 weighted average common shares outstanding.

          General Corporate Administration Expenses

          General corporate administration expenses increased by approximately $100,000, or 25%, from the corresponding 1993 period due to an increase in legal costs associated with litigation.

          Other Income (Expense)

          Net interest expense increased by approximately $217,000 during the 1994 first quarter due primarily to an increase in the principal amount borrowed from CLBN.

          Liquidity and Capital Resources

          The Company is currently dependent on CLBN for additional capital to fund its cash requirements. CLBN may, in its absolute discretion, decide whether to advance additional funds to the Company. Additionally, the Company is in default on its existing indebtedness to Sealion.

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

          The Company currently does not meet the minimum net worth covenant under its 12 7/8% and 8 7/8% debenture Indentures as its net worth has been below $37,500,000 for more than two consecutive quarters. Upon the occurrence of such event, such Indentures, as amended, require the Company to redeem 10 percent of the aggregate principal amount of the debentures then outstanding (at 100 percent of the principal amount) plus accrued interest by the last day of the following quarterly period. Similar payments must be made semi-annually thereafter until all outstanding debentures are redeemed, unless the net worth is above $37,500,000 as of the last day of any subsequent quarter. The Company can satisfy the redemption requirement through previously acquired and canceled debentures. Due to the significant amount of such debentures previously acquired by the Company, the Company will not be required to make any cash redemptions for the foreseeable future.

          Commitments and Contingencies

          The Company is a party to various lawsuits (see Note 5). A significant adverse judgment in one or more of the cases could have a material impact on the Company's liquidity.

          Impact of Interest Rates

          Any significant increase in interest rates would have a substantial adverse effect on the Company's financial position.



                             PART II - OTHER INFORMATION


          Item 1.  Legal Proceedings

          See Note 5 regarding various material legal proceedings.


          Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

                    11 - Computation of loss per common share.


          (b) Reports on Form 8-K

                    No reports on Form 8-K have been filed during the quarter ending September 30, 1993.



                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PATHE COMMUNICATIONS CORPORATION



          Date: May 15, 1993            by /s/ Fredric S. Newman
                                              Fredric S. Newman
                                                   President
                                              (Principal Financial
                                              and Accounting Officer)



                      EXHIBIT INDEX


          Exhibit             Description                          Page

          11                  Computation of Loss Per Common
                              Share                                  1