Form 10-Q
period 1994-06-30
PATHE COMMUNICATIONS CORP
filed 1994-08-15
CIK 720695

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1994

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

     As of August 12, 1994 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.

                       PATHE COMMUNICATIONS CORPORATION


                                                                      INDEX


                                                                                               Page No.
                 PART I -   FINANCIAL INFORMATION

                 Item 1.    Financial Statements

                            Condensed Balance Sheets -
                            June 30, 1994 and December 31, 1993  . . . . . . . . . . . . . . .   3

                            Condensed Statements of Operations -
                            Quarter Ended June 30, 1994 and 1993 . . . . . . . . . . . . . . .   4
                            Six Months Ended June 30, 1994 and 1993  . . . . . . . . . . . . .   5

                            Condensed Statements of Cash Flows -
                            Six Months Ended June 30, 1994 and 1993  . . . . . . . . . . . . .   6

                            Notes to Condensed Financial Statements  . . . . . . . . . . . . .   7

                 Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations  . . . . . . . . . .  17

                 PART II -  OTHER INFORMATION

                 Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  19

                 Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  19





                                                        PATHE COMMUNICATIONS CORPORATION

                                                            CONDENSED BALANCE SHEETS

                                                                 (in thousands)

                                                                                           June 30,        December 31,
                                                                                             1994              1993
                                                                                         (unaudited)
                 ASSETS:
                 Cash and cash equivalents . . . . . . . . . . . . . . . . .            $       108        $        343

                 Accounts and notes receivable . . . . . . . . . . . . . . .                      -                 264

                 Other assets  . . . . . . . . . . . . . . . . . . . . . . .                    657                 749
                                                                                        $       765        $      1,356


                 LIABILITIES AND STOCKHOLDERS' DEFICIT:

                 Liabilities:

                 Accounts payable and accrued
                   liabilities . . . . . . . . . . . . . . . . . . . . . . .            $    54,694        $     47,930
                 Bank and other debt . . . . . . . . . . . . . . . . . . . .                175,544             173,412
                 Other liabilities . . . . . . . . . . . . . . . . . . . . .                    564                 564
                 Subordinated debt . . . . . . . . . . . . . . . . . . . . .                 47,559              47,156

                      Total liabilities  . . . . . . . . . . . . . . . . . .                278,361             269,062

                 Stockholders' Deficit:

                 Preferred stock - $.01 par value,
                   authorized 200,000,000 shares,
                   none outstanding  . . . . . . . . . . . . . . . . . . . .                      -                   -
                 Common stock - $.01 par value,
                   authorized 200,000,000 shares,
                   issued and outstanding
                   116,746,810 shares in 1994
                   and 1993  . . . . . . . . . . . . . . . . . . . . . . . .                  1,167               1,167
                 Additional paid-in capital  . . . . . . . . . . . . . . . .                906,808             906,808

                   Accumulated deficit . . . . . . . . . . . . . . . . . . .            (1,185,572)         (1,175,681)

                     Total stockholders' deficit . . . . . . . . . . . . . .              (277,597)           (267,706)
                                                                                        $       765        $      1,356



                 The accompanying Notes to Condensed Financial Statements are an integral part of these statements.




                                                        PATHE COMMUNICATIONS CORPORATION

                                                       CONDENSED STATEMENTS OF OPERATIONS

                                                      (in thousands, except per share data)

                                                                   (unaudited)


                                                                                          Quarter               Quarter
                                                                                           Ended                 Ended
                                                                                          June 30,              June 30,
                                                                                            1994                  1993
                 General corporate
                   administration expenses . . . . . . . . . . . . . . . . .            $      376              $    4,346


                 Operating loss  . . . . . . . . . . . . . . . . . . . . . .                 (376)                 (4,346)

                 Other income (expenses):
                   Interest expense, net . . . . . . . . . . . . . . . . . .               (4,825)                 (4,044)
                   Interest and other income
                   (expense), net  . . . . . . . . . . . . . . . . . . . . .                     -                       9

                 Loss before income taxes  . . . . . . . . . . . . . . . . .               (5,201)                 (8,381)
                 Provision for income taxes  . . . . . . . . . . . . . . . .                     -                       -

                 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .            $  (5,201)              $  (8,381)


                 Net loss per common share . . . . . . . . . . . . . . . . .            $   (0.04)              $   (0.07)











                 The accompanying Notes to Condensed Financial Statements are an integral part of these statements.




                                                        PATHE COMMUNICATIONS CORPORATION

                                                       CONDENSED STATEMENTS OF OPERATIONS

                                                      (in thousands, except per share data)

                                                                   (unaudited)



                                                                                         Six Months                 Six Months
                                                                                            Ended                     Ended
                                                                                          June 30,                  June 30,
                                                                                            1994                       1993
                 General corporate
                   administration expenses . . . . . . . . . . . . . . . . .            $       914             $      4,787


                 Operating loss  . . . . . . . . . . . . . . . . . . . . . .                  (914)                  (4,787)

                 Other income (expenses):
                   Interest expense, net . . . . . . . . . . . . . . . . . .                (8,976)                  (7,959)
                   Interest and other income
                   (expense), net  . . . . . . . . . . . . . . . . . . . . .                      -                       26

                 Loss before income taxes  . . . . . . . . . . . . . . . . .                (9,891)                 (12,720)
                 Provision for income taxes  . . . . . . . . . . . . . . . .                      -                        -

                 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .            $   (9,891)             $   (12,720)


                 Net loss per common share . . . . . . . . . . . . . . . . .            $    (0.08)             $     (0.11)
















                 The accompanying Notes to Condensed Financial Statements are an integral part of these statements.



                                                        PATHE COMMUNICATIONS CORPORATION

                                                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 (in thousands)

                                                                   (unaudited)


                                                                                         Six Months                 Six Months
                                                                                            Ended                     Ended
                                                                                          June 30,                   June 30,
                                                                                            1994                       1993

                 Net cash used in
                   operating activities  . . . . . . . . . . . . . . . . . .            $   (2,367)             $    (9,156)

                 Financing activities:
                   Net additions to borrowed
                     funds   . . . . . . . . . . . . . . . . . . . . . . . .                  2,132                    9,140

                 Cash provided by
                   financing activities  . . . . . . . . . . . . . . . . . .                  2,132                    9,140

                 Increase (decrease) in cash from
                   operating and financing
                     activities  . . . . . . . . . . . . . . . . . . . . . .                  (235)                     (16)

                 Beginning balance -
                   cash and cash equivalents . . . . . . . . . . . . . . . .                    343                       44

                 Ending balance -
                   cash and cash equivalents . . . . . . . . . . . . . . . .            $       108             $         28
















                 The accompanying Notes to Condensed Financial Statements are an integral part of these statements.


                                       PATHE COMMUNICATIONS CORPORATION


                    NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Pathe Communications Corporation ("Pathe" or the "Company") has no operating assets or sources of operating income, and the Company is currently dependent on Credit Lyonnais Bank Nederland N.V. ("CLBN") to fund its ongoing cash requirements. CLBN controls the voting rights with respect to approximately 97% of the Company's common stock. On May 7, 1992, CLBN foreclosed on 59,100,000 shares constituting 98.5% of the common stock of Metro-Goldwyn-Mayer, Inc. ("MGM"), which shares constituted substantially all of the assets of the Company. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


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


NOTE 3 - BANK AND OTHER DEBT

The Company's bank and other debt are summarized as follows (in thousands):


                                                                                          June 30,                December 31,
                                                                                            1994                      1993
                                                                                         (unaudited)
                                   Credit facilities                                    $    25,544             $     23,412
                                   Bank note payable                                        150,000                  150,000

                                                                                        $   175,544             $    173,412

Credit facilities. The Company has an arrangement with CLBN upon which the Company's borrowings are made under the form of demand promissory notes, with interest accruing quarterly at LIBOR plus two percent. Any future advances are at the absolute discretion of CLBN. CLBN provided funding to the Company to enable it to make interest payments under the Company's subordinated debt agreements during the period through May 1, 1994 on such obligations not beneficially owned by CLBN. CLBN has made no commitment to the Company that it will fund any future interest or principal payments with respect to the Company's debt, or other obligations, and the Company currently has no other source of funding.

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


NOTE 4 - SUBORDINATED DEBT

Subordinated debt is summarized as follows (in thousands, net of original issue discount):

                                                                                          June 30,                 December 31,
                                                                                            1994                       1993
                 12.375% senior subordinated notes
                   due November 1, 1994  . . . . . . . . . . . . . . . . . .            $    16,937                   16,709
                 12.875% senior subordinated
                   debentures  . . . . . . . . . . . . . . . . . . . . . . .                 26,861                   26,686
                 8.875% convertible senior
                   subordinated debentures . . . . . . . . . . . . . . . . .                  3,761                    3,761

                                                                                        $  47,559               $   47,156


NOTE 5 - RELATED PARTY TRANSACTIONS

The  Company has a  credit arrangement with  CLBN (see  Note 3).   Interest of
approximately $422,000 and $744,000 was charged on such facility in the quarter and six months ended June 30, 1994, respectively.

In connection with the foreclosure by CLBN on the shares of MGM common stock owned by the Company, the Company acquired, by right of subrogation, a claim against Melia in the amount of $343,125,754. This claim represented the amount of Melia debt owed to CLBN, which amount was secured by the pledge of the Company's MGM common stock, and which was bid-in at the foreclosure auction on May 7, 1992. On April 16, 1993, the Company filed a bankruptcy petition against Melia with the Bankruptcy Chamber of the Amsterdam District Court. Subsequent to this petition, which was joined by CLBN and other creditors, Melia was declared bankrupt on April 27, 1993 (see Note 6).


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

          On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. Cross-complaints have been filed against the Company, and the Company has filed cross-claims. A First Amended Cross-Complaint was filed on August 3, 1994. In addition, the Company is advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. Discovery is currently underway. A trial date has been set for October 24, 1994. The discovery cut-off and motion cut-off date is October 7, 1994. The Company intends vigorously to defend this action.

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

          On September 25, 1991, Century Insurance Ltd. ("Century") filed a complaint in Superior Court against the Company, MGM, Melia, Comfinance S.A. ("Comfinance"), CLBN and Mr. Parretti alleging, among other things, breach of contract, fraud, constructive fraud, conversion and conspiracy. The claims arise out of certain defendants' failure to pay a purported $1.75 million premium in connection with plaintiff's purported issuance of a completion guarantee bond in connection with the financing of the Merger and alleged unpaid premiums in connection therewith. In addition to payment of this alleged premium, the plaintiff seeks $34,200,000 in alleged management fees on three purported insurance investment bonds and declaratory relief. MGM was voluntarily dismissed from the action on January 3, 1992. The plaintiff served a second amended complaint on February 3, 1992. In addition, on December 6, 1991, this case was consolidated with an earlier declaratory relief suit filed by CLBN against Century. The Company was not a party to this earlier suit. On February 3, 1993, the court dismissed with prejudice Century's complaint against the Company and all of the other defendants, for failure to comply with discovery orders. On July 14, 1993, Century moved to vacate the judgment in the Company's and other defendants' favor, which motion was denied. Century has filed a notice of appeal of denial of its motion to vacate. The parties have not completed the appeal briefing and no date has been set for the hearing of the appeal.

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

          On January 21, 1992, CLBN filed an action in the Delaware Chancery Court in which CLBN asserted various claims against the Company, Gestione Nuove Attivita Finanziarie S.a.r.l. (a company controlled by Ms. Cecconi) ("GENAF"), Melia and certain subsidiaries of Melia seeking, among other things, a judicial declaration that: (i) a purported transfer of common stock of the Company from Melia and certain of its subsidiaries to GENAF (the "Subject Stock") is null, void and without effect; and (ii) the Company should issue new stock certificates to CLBN representing the Subject Stock or impose a constructive trust on the Subject Stock held by GENAF. On April 3, 1992, a final judgment was entered in CLBN's favor. On or about February 6, 1992, Mr. Parretti and GENAF applied to the Civil Court in Rome for the appointment of a custodian of issued shares in the Company and MGM purportedly held by Mr. Parretti and GENAF and for precautionary measures to protect the assets of the Company and MGM against further alleged diminution in value being caused by CLBN. The Court on or about February 24 and March 6, 1992 issued temporary ex parte orders decreeing that the shares of the Company and MGM are validly within the custody of the Court, and appointing Paolo Picozza as custodian of the shares in dispute. With consent of the court of March 6, 1992, Mr. Picozza purported to take action to amend Pathe's By-Laws to increase the number of directors of the Company to thirty and to appoint eight additional directors of the Company. Mr. Picozza also purported to take action to remove the current directors of MGM and to replace them with seven new directors. On March 12, 1992, CLBN filed a special appearance with the Court objecting to the decrees on the ground, among other things, that the stock certificates presented to the Court as evidence of Mr. Parretti's controlling interest in the Company and MGM were either already sequestered by the Delaware Chancery Court on February 12, 1992, pursuant to an order of that court dated February 4, 1992 or previously certified lost and replaced, as well as on various procedural and jurisdictional grounds. A hearing was held on Friday, March 20, 1992 regarding CLBN's special appearance. On March 18, 1992, Mr. Parretti and GENAF filed an appeal with the Italian Supreme Court on jurisdictional issues and CLBN filed a counter appeal (no hearing has so far been fixed by the Supreme Court). A new temporary order was rendered on April 28, 1992 confirming the two earlier decisions. The April 28, 1992 order provided for an 180 day time period during which Mr. Parretti and GENAF should bring an action on the merits. On October 18, 1992, Mr. Parretti filed an action for damages against CLBN and a hearing was held in March 1993. On June 10, 1993 the Italian Supreme Court ruled that the original Italian court did not have jurisdiction over these claims, nullified the earlier orders issued by the Italian courts and awarded court costs and attorneys' fees to CLBN.

          On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Charles Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier for breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the Foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals, but no monetary relief is sought against the Company. The Company plans vigorously to defend the action.

          On December 7, 1992, MGM filed an action against Tracinda Corporation, Jeffrey Barbakow, Kirk Kerkorian, Stephen Silbert (the "Kerkorian Defendants") and Houlihan, Lokey, Howard & Zukin, Inc. ("HLHZ") in the Superior Court. The complaint, last amended in December, 1992, sets forth claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and negligence in connection with the sale of MGM to the Company in the fall of 1990. MGM alleges, among other things, that the Kerkorian Defendants engaged in a scheme to induce the independent members of MGM's Board to approve the merger to MGM's detriment. MGM seeks damages in an amount of $750,000,000, punitive damages according to proof at trial, and a declaration that the indemnity provisions of certain agreements executed in connection with the merger do not cover any judgment, settlement, fees or costs incurred by the Kerkorian Defendants in a legal action. On January 27, 1993, HLHZ filed an answer denying the allegations of the complaint and a cross-complaint against MGM, the Company and CLBN for declaratory relief, fraud, negligent misrepresentation and equitable indemnity. The Company answered HLHZ's cross-complaint on March 29, 1993. In the cross-complaint, HLHZ sought, among other things, indemnification from the Company under the terms of an engagement letter between HLHZ and the Company and damages for fraud, negligent misrepresentation and equitable indemnity in an amount according to proof at trial, plus attorneys fees, costs and expenses. On October 13, 1993, a Special Referee in this matter recommended that the Court enter an order declaring that the Company be required to advance to HLHZ its reasonable attorneys' fees in this matter pursuant to the engagement letter, subject to repayment if HLHZ were later found to have committed fraud. The Court did enter such an order, and the Company moved for reconsideration of that decision. Subsequently MGM, CLBN, the Company and HLHZ entered into a global agreement to settle all claims pending. The terms of settlement are confidential, but the Company is not obligated to pay any consideration to any of the other parties to the agreement or to any third parties. On July 5, 1994, the court entered an order approving the settlement. Consequently, while the MGM action is still pending, the Company is no longer a party to it.

          On April 16, 1993, the Company filed a bankruptcy petition against Melia with the Bankruptcy Chamber of the Amsterdam District Court. This petition was joined by the Dutch tax authorities, Scotti International N.V., Cannon Cinema B.V. and CLBN. At a hearing on April 27, 1993, the Court found that Melia had ceased to pay its debts and declared Melia officially bankrupt. The Court appointed Mr. R.W. De Ruuk as official receiver in the bankruptcy. The appeal period under the governing Dutch Bankruptcy Code has lapsed. Mr. De Ruuk has deposited four public reports with the Dutch authorities. It appears to the Company from such reports that no material recovery benefitting it will be forthcoming.

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

          On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on the Company's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. The Company believes that plaintiffs' claims are largely barred because they were previously adjudicated in a Delaware court. The Company demurred to several of the causes of action and the court's ruling is pending. The Company also intends to move the court to dismiss the complaint and intends otherwise to defend this lawsuit vigorously.

          By Third Party Complaint dated July 25, 1994 the Company was named as a third party defendant in an action captioned Credit Lyonnais Bank Nederland N.V. v. Tracinda Corporation et al., Ca. No. CV 94-2957 R (BQRx) pending in the United States District Court for the Central District of California (the "Federal Action"). In that case Credit Lyonnais Bank Nederland N.V. ("CLBN"), as plaintiff, sued certain former shareholders of MGM/UA Communications Co., including its majority shareholder Tracinda Corporation and former officers and directors of MGM/UA, for fraudulent conveyance in connection with the November 1990 merger between MGM/UA and the Company. The complaint charges that the defendants engaged in fraudulent transfers including receipt of cash for their shares in violation of California Civil Code Sections 3439.04 and 3439.05. The complaint alleges that in order to finance the merger, defendants caused or permitted MGM/UA first to purchase the Company's principal operating subsidiaries, Pathe Entertainment Inc. ("PEI") and Cannon Entertainment, Inc. ("CEI") for $625 million which amount far exceeded the fair value of those two companies. The complaint further alleges that in order to pay for PEI and CEI, defendants caused MGM to enter into long term licenses of its distribution rights in the MGM/UA film library at below fair value. MGM/UA then sold the receivables under those licenses for current, discounted cash payments which were applied toward the purchase price of PEI and CEI. As the selling MGM/UA shareholders, defendants were the ultimate recipients of the proceeds of the sale of such assets. The complaint charges that as a result of these transactions and the net transfer of moneys from MGM/UA to defendants for less than fair value, the combined company was rendered insolvent. As a creditor of MGM, CLBN charges
that   the  Tracinda  Defendants   caused  such  transfers   with  actual  and
constructive  intent  to  hinder,   delay  or  defraud  it  in   violation  of
California's fraudulent transfer laws (Cal. Civ. Code Section 3439 et seq). In the Federal Action CLBN seeks $625 million plus punitive damages from the defendants.

          In addition to filing an answer and counterclaim against CLBN, the Tracinda Defendants have brought a third party complaint against the Company. Defendants have sued the Company for contractual indemnity, breach of contract, breach of warranty, declaratory relief, equitable indemnity and equitable contribution. On the contractual indemnity claims, defendants charge that, under certain agreements executed in connection with the merger, the Company expressly agreed to indemnify them against costs of legal defense or any liability arising out of claims based on the merger transaction, including those potentially arising out of the Federal Action. In particular, defendants charge that the Company agreed to such indemnity under the Agreement and Plan of Merger and the Stock Purchase Agreement. The Third Party Complaint further alleges that the Company also agreed under the Stock Purchase Agreement to ensure that the total consideration exchanged by the Company for the $625 million payment would be worth at least that amount and if it subsequently proved to be inadequate, the Company would deliver sufficient additional assets to cover the difference (the "Makeup Provision"). Defendants charge that if it is determined in the Federal Action that MGM did not receive reasonably equivalent value for PEI and CEI, then the Company will be liable for damages proximately caused by its breach of the Makeup Provision.

          As to the breach of the warranty claim, defendants allege that under the Agreement and Plan of Merger, the Company warranted MGM would be solvent post-closing (the "Warranty Provision") and that any finding in the CLBN case that MGM was insolvent constitutes a breach of such warranty. Defendants also seek declaratory relief regarding the parties' rights and obligations under the aforementioned indemnity provisions, the Makeup Provision and the Warranty Provision and that the Company and CLBN, as its alter ego, are obligated under such provisions to pay the costs of defense of the Federal Action and to indemnify them for any prospective judgment or settlement reached.

          Defendants finally allege that the misconduct of the Company and CLBN both prior to and post merger led to the harm alleged in the complaint and, thus, defendants are entitled to equitable indemnity and contribution against judgment rendered in favor of CLBN in the CLBN case. Defendants charge as acts of misconduct that the Company and CLBN misrepresented the financing for the merger pre-merger and misappropriated funds post-merger.

          As to all of these claims, defendants allege that CLBN's control over the Company and the Company's inability to cover any potential liability to defendants constitute grounds for treating the Company and CLBN as alter egos. Thus, defendants seek a ruling that CLBN is liable for any determination that the Company is liable to defendants.

          The Company denies the allegations of the third party complaint and will vigorously defend the claims asserted against it.

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


NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was approximately $913,000 and $3,288,000 during the six-month periods ended June 30, 1994 and 1993, respectively.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The  following discussion  should be  read in  conjunction with  the Company's

Condensed Financial Statements and  the related notes thereto.   References to
Notes refer to the notes to such statements.


General

The Company has no operating assets or sources of income (see "Liquidity and Capital Resources" below; Note 1).

Results of Operations

The Company reported net losses for the quarters ended June 30, 1994 and 1993 of ($5,201,000) and ($8,381,000), or ($.04) and ($.07) per common share, respectively, based on 116,747,000 weighted average common shares outstanding. For the six-month periods ended June 30, 1994 and 1993, the Company reported net losses of ($9,891,000) and ($12,720,000), or ($.08) and ($.11),
respectively.

General Corporate Administration Expenses

General  corporate  administration  expenses  compared  to  the  1993  periods decreased by approximately $4,000,000, or 90%, for the quarter, and $3,900,000, or 80%, for the six-month period, because the Company had incurred higher legal fees and certain settlement costs associated with litigation during the 1993 periods.

Other Income (Expense)

The increase in the net interest expense by approximately $800,000 for the quarter and $1,000,000 for the six-month period is due primarily to an increase in the principal amount borrowed from CLBN and an increase in the applicable interest rates.

Liquidity and Capital Resources

The Company  is currently dependent on CLBN for additional capital to fund its
cash requirements.   CLBN may, in  its absolute discretion,  decide whether or
not to advance additional funds to the Company.

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

Additionally, the Company is currently in default on its existing indebtedness to Sealion.


Commitments and Contingencies

The Company  is a  party  to various  lawsuits (see  Note 6).   A  significant
adverse judgment in one or more of the cases could have a material impact on the Company's liquidity.

Impact of Interest Rates

Any significant increase in interest rates would have a substantial adverse effect on the Company's financial position.



                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 6 regarding various material legal proceedings.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         11 - Computation of loss per common share.


(b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ending June 30, 1994.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PATHE COMMUNICATIONS CORPORATION



Date:  August 12, 1994                   s/ Fredric S. Newman
                                           Fredric S. Newman
                                               President
                                         (Principal Financial
                                        and Accounting Officer)


                                 EXHIBIT INDEX



Exhibit         Description                              Page

  11            Computation of Loss Per Common
                Share                                    1