Form 10-Q
period 1994-09-30
PATHE COMMUNICATIONS CORP
filed 1994-11-14
CIK 720695

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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



                                                 C/O THE LAW OFFICES OF FREDRIC S. NEWMAN
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

        As of November 10, 1994 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.

                         PATHE COMMUNICATIONS CORPORATION

                                                                  INDEX


     PAGE NO.
     PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

             Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      3

             Condensed Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      4

             Condensed Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      6

             Notes to Condensed Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . .                      7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .                      15


     PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        17

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        17

                                                     PATHE COMMUNICATIONS CORPORATION

                                                         CONDENSED BALANCE SHEETS

                                                              (in thousands)


                                                                           September 30,             December 31,
                                                                                1994                    1993
                                                                            (unaudited)
     ASSETS:

     Cash and cash equivalents . . . . . . . . . . . . . . . . .            $     50                $       343

     Accounts and notes receivable . . . . . . . . . . . . . . .                  -                         264

     Other assets  . . . . . . . . . . . . . . . . . . . . . . .                 612                        749
                                                                           $     662                $     1,356





     LIABILITIES AND STOCKHOLDERS' DEFICIT:

     LIABILITIES:

     Accounts payable and accrued liabilities  . . . . . . . . .           $  59,104                $    47,930
     Bank and other debt . . . . . . . . . . . . . . . . . . . .             176,009                    173,412
     Other liabilities . . . . . . . . . . . . . . . . . . . . .                 564                        564
     Subordinated debt . . . . . . . . . . . . . . . . . . . . .              47,754                     47,156

        Total liabilities  . . . . . . . . . . . . . . . . . . .             283,431                    269,062

     STOCKHOLDERS' DEFICIT:

     Preferred stock - $.01 par value, authorized
        200,000,000 shares, none outstanding   . . . . . . . . .                   -                          -
     Common stock - $.01 par value, authorized
        200,000,000 shares; issued and outstanding,
        116,746,810 shares in 1994 and 1993  . . . . . . . . . .               1,167                      1,167
     Additional paid-in capital  . . . . . . . . . . . . . . . .             906,808                    906,808
     Accumulated deficit . . . . . . . . . . . . . . . . . . . .         (1,190,744)                (1,175,681)

        Total stockholders' deficit  . . . . . . . . . . . . . .           (282,769)                  (267,706)
                                                                       $         662               $      1,356


   The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                                                     PATHE COMMUNICATIONS CORPORATION

                                                    CONDENSED STATEMENTS OF OPERATIONS

                                                  (in thousands, except per share data)

                                                               (unaudited)





                                                                                 Quarter Ended September 30,
                                                                                     1994           1993
General corporate administration expenses  . . . . . . . . . .                   $     232       $     909


Operating loss   . . . . . . . . . . . . . . . . . . . . . . .                       (232)           (909)

Other income (expenses):
       Interest expense, net   . . . . . . . . . . . . . . . .                     (4,941)         (4,120)
       Interest and other income (expense), net  . . . . . . .                           -              59

Loss before income taxes   . . . . . . . . . . . . . . . . . .                     (5,173)         (4,970)
Provision for income taxes   . . . . . . . . . . . . . . . . .                           -               -





Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . .                   $ (5,173)       $ (4,970)


Net loss per common share  . . . . . . . . . . . . . . . . . .                   $  (0.04)       $  (0.04)

   The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                                                     PATHE COMMUNICATIONS CORPORATION


                                                    CONDENSED STATEMENTS OF OPERATIONS

                                                  (in thousands, except per share data)

                                                               (unaudited)





                                                                              Nine Months Ended September 30,
                                                                                1994                 1993
     General corporate administration expenses . . . . . . . . .             $      1,146         $    5,696


     Operating loss  . . . . . . . . . . . . . . . . . . . . . .                  (1,146)            (5,696)

     Other income (expenses):
        Interest expense, net  . . . . . . . . . . . . . . . . .                 (13,917)           (12,079)
        Interest and other income (expense), net   . . . . . . .                        -                 85

     Loss before income taxes  . . . . . . . . . . . . . . . . .                 (15,063)           (17,690)
     Provision for income taxes  . . . . . . . . . . . . . . . .                        -                  -

     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .             $   (15,063)         $ (17,690)


     Net loss per common share . . . . . . . . . . . . . . . . .             $     (0.13)         $   (0.15)


   The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                                                     PATHE COMMUNICATIONS CORPORATION

                                                    CONDENSED STATEMENTS OF CASH FLOWS

                                                              (in thousands)

                                                               (unaudited)





                                                                                     Nine Months Ended September 30,
                                                                                        1994                 1993
     Net cash used in operating activities . . . . . . . . . . .                     $ (2,890)            $ (9,778)

     Financing activities:
        Net additions to borrowed funds  . . . . . . . . . . . .                        2,597                 9,740

     Cash provided by financing activities . . . . . . . . . . .                        2,597                 9,740

     Increase (decrease) in cash from operating
        and financing activities   . . . . . . . . . . . . . . .                         (293)                 (38)

     Beginning balance - cash and cash equivalents . . . . . . .                          343                    44

     Ending balance - cash and cash equivalents  . . . . . . . .                     $     50             $       6


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


   NOTE 3  -  BANK AND OTHER DEBT

   The Company's bank and other debt are summarized as follows (in thousands):

                                                                           September 30,             December 31,
                                                                               1994                      1993
                                                                            (unaudited)
     Credit facilities . . . . . . . . . . . . . . . . . . . . .            $     26,009             $     23,412
     Sealion note payable  . . . . . . . . . . . . . . . . . . .                 150,000                  150,000
                                                                            $    176,009             $    173,412

   CREDIT FACILITIES. The Company has an arrangement with CLBN upon which the Company's borrowings are made under the form of demand promissory notes, with interest accruing quarterly at LIBOR plus two percent. Any future advances are at the absolute discretion of CLBN. CLBN provided funding to the Company to enable it to make interest and principal payments under the Company's subordinated debt agreements during the period through November 1, 1994 on such obligations not owned by CLBN. CLBN has made no commitment to the Company that it will fund any future interest payments or other obligations, and the Company currently has no other source of funding.

   SEALION NOTE PAYABLE. In November 1990, the Company borrowed $150,000,000 from Sealion Corporation N.V. ("Sealion"), a company affiliated with SASEA Holding, S.A. (SASEA), which is affiliated with prior management of the Company, and lent the proceeds to Melia International N.V. ("Melia"), the Company's major stockholder. Sealion assigned, as collateral security, its receivable from the Company to Credit Lyonnais S.A., the parent of CLBN. The obligation is guaranteed by Melia and collateralized by approximately 51 percent of the Company's outstanding stock. The obligation bears interest at LIBOR plus 2 percent payable monthly and, as amended, calls for principal payments of $30,000,000 a month beginning in January 1992. None of these interest or principal payments have been made by the Company, and this facility is currently in default.


   NOTE 4  -  RELATED PARTY TRANSACTIONS

   The Company has a credit arrangement with CLBN (see Note 3). Interest of approximately $453,000 and $1,197,000 was charged on such facility in the quarter and nine months ended September 30, 1994, respectively.

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

   LITIGATION. The Company is subject to a consent decree (the "Consent Decree") entered in the United States District Court for the Central District of California in a Securities and Exchange Commission civil action commenced against the Company on November 19, 1987, entitled Securities and Exchange Commission v. The Cannon Group. Inc. et al., Case No. 87-07590. This proceeding against the Company and certain of its former directors and officers alleged, among other things, violations or aiding and abetting of violations of the antifraud, reporting, proxy, record keeping and internal controls provisions of the federal securities laws. Without admitting or denying the allegations in the Commission's complaint, the Company and certain individuals settled the action and consented to the entry of a final judgment enjoining them from violating the aforementioned provisions of the federal securities laws.

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

             On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. On March 31, 1993, certain defendants filed a cross-complaint against the Company, Metro-Goldwyn-Mayer Inc. and others, alleging causes of action for fraud and breach of contract, and seeking compensatory damages in the amount of $1 million, plus interest, and special and punitive damages in an amount subject to proof. In addition, the Company is advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. The Company intends vigorously to defend this action.

             On June 18, 1991, a complaint was filed in the United States District Court for the Central District of California against the Company, MGM, Messrs. Parretti, Fiorini, Globus and Aurelio Germes and Maria Cecconi (Mr. Parretti's wife) on behalf of a purported class which acquired MGM's 13% Subordinated Debentures due 1996. On October 10, 1991, J. Phillip Williams, on behalf of a group of MGM bondholders, filed a complaint in the United States District Court for the Central District of California against the Company, MGM, CLBN and Mr. Parretti which alleges that the defendants violated U.S. securities laws, and conspired to deceive plaintiffs about MGM's financial condition, markets, and business prospects, thereby artificially inflating the price of MGM's securities. The complaint seeks unspecified damages. The Company answered the complaint on February 3, 1992. Limited discovery was conducted regarding class certification. On March 23, 1992, the court heard and denied Williams' motion for class certification. On May 18, 1992, the court denied Williams' motion for reconsideration. On July 22, 1992, another bondholder, Herbert Eisen, moved to intervene in the lawsuit. After limited discovery was conducted regarding intervention, the court granted Mr. Eisen's motion to intervene. On December 15, 1992, Mr. Eisen filed a complaint-in-intervention that mirrors the allegations in the Williams' complaint. The Company and MGM answered Eisen's complaint-in-intervention on December 29, 1992. On October 26, 1993, the parties entered into a Stipulation of Settlement which would dispose of this matter subject to Court approval. The settlement, if approved, would create a fund of $4,500,000 against which injured class members may make a claim. Any unclaimed portion of the fund will be returned to the contributing defendants. The settlement has been fully funded. The Court has not ruled on the settlement.

             On September 25, 1991, Century Insurance Ltd. ("Century") filed a complaint in Superior Court against the Company, MGM, Melia, Comfinance S.A. ("Comfinance"), CLBN and Mr. Parretti alleging, among other things, breach of contract, fraud, constructive fraud, conversion and conspiracy. The claims arise out of certain defendants' failure to pay a purported $1.75 million premium in connection with plaintiff's purported issuance of a completion guarantee bond in connection with the financing of the acquisition of MGM by the Company in 1990 and alleged unpaid premiums in connection therewith. The plaintiff seeks $34,200,000 in alleged management fees on three purported insurance investment bonds and declaratory relief. MGM was voluntarily dismissed from the action on January 3, 1992. The plaintiff served a second amended complaint on February 3, 1992. In addition, on December 6, 1991, this case was consolidated with an earlier declaratory relief suit filed by CLBN against Century. The Company was not a party to this earlier suit. On February 3, 1993, the court dismissed with prejudice Century's complaint against the Company and all of the other defendants, for failure to comply with discovery orders. On July 14, 1993, Century moved to vacate the judgment in the Company's and other defendants' favor, which motion was denied. Century has filed a notice of appeal of denial of its motion to vacate.
   The parties have not completed the appeal briefing and no date has been set for the hearing of the appeal.

             On July 18, 1991, Andrea Kune, a stockholder of the Company, filed a derivative lawsuit on behalf of the Company against Messrs. Parretti, Fiorini, Globus, Valentina Parretti, Ms. Cecconi, Antonio Pares-- Neira and Lewis P. Horwitz, alleging breach of fiduciary duty, abuse of control, waste of corporate assets, fraud and deceit, negligent misrepresentation and constructive fraud. Certain other individuals formerly associated with the Company were subsequently named as defendants. The Company was named as a nominal defendant only. On September 16, 1991, the Company filed a Statement of Non-Response asserting that it had no obligation to respond to the complaint because the complaint seeks no relief from the Company. A second amended complaint was filed on July 27, 1992 against the same defendants in which the Company was again named as a nominal defendant. Kune alleges claims for breach of fiduciary duty, fraud and deceit, negligent misrepresentation and constructive fraud against the defendants. The amended complaint seeks unspecified damages. The Company remains a nominal defendant only and no claims for monetary relief are asserted against it. On September 27, 1994, the parties and the Company's directors and officers liability insurer signed a formal agreement to settle the case for $4,000,000, less plaintiff's attorneys' fees, costs and expenses to be awarded, subject to Court review and approval. A final hearing is scheduled for November 28, 1994, at which the Company expects that the settlement will be approved by the Court.

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

             On January 21, 1992, CLBN filed an action in the Delaware Chancery Court in which CLBN asserted various claims against the Company, Gestione Nuove Attivita Finanziarie S.a.r.l. (a company controlled by Ms. Cecconi) ("GENAF"), Melia and certain subsidiaries of Melia seeking, among other things, a judicial declaration that: (i) a purported transfer of common stock of the Company from Melia and certain of its subsidiaries to GENAF (the "Subject Stock") is null, void and without effect; and (ii) the Company should issue new stock certificates to CLBN representing the Subject Stock or impose a constructive trust on the Subject Stock held by GENAF. On February 4, 1992, the Delaware Chancery Court issued an order sequestering the Subject Stock. The Company, Melia and its subsidiaries have answered the complaint. In addition, Melia has filed a third-party complaint seeking damages and injunctive and declaratory relief against GENAF, Mr. Parretti and Ms. Cecconi alleging, among other things, fraud and conversion. On or about February 6, 1992, Mr. Parretti and GENAF applied to the Civil Court in Rome for the appointment of a custodian of issued shares in the Company and MGM purportedly held by Mr. Parretti and GENAF and for precautionary measures to protect the assets of the Company and MGM against further alleged diminution in value being caused by CLBN. The

   Court on or about February 24 and March 6, 1992 issued temporary ex parte orders decreeing that the shares of the Company and MGM are validly within the custody of the Court, and appointing Paolo Picozza as custodian of the shares in dispute. On March 12, 1992, CLBN filed a special appearance with the Court objecting to the decrees on the ground, among other things, that the stock certificates presented to the Court as evidence of Mr. Parretti's controlling interest in the Company and MGM were either already sequestered by the Delaware Chancery Court on February 12, 1992, pursuant to an order of that court dated February 4, 1992 or previously certified lost and replaced, as well as on various procedural and jurisdictional grounds. On June 10, 1993, the Italian Supreme Court ruled in a decision that was released to the parties in January 1994 that the courts of Italy lacked jurisdiction over this matter and granted an award for the costs of CLBN against the plaintiffs. This decision is final and not subject to appeal.

             On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Charles Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier for breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the Foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals. No monetary relief is sought against the Company. The Company has moved to dismiss the amended complaint and plans vigorously to defend the action.

             On December 7, 1992, MGM filed an action against Tracinda Corporation, Jeffrey Barbakow, Kirk Kerkorian, Stephen Silbert (the "Kerkorian Defendants") and Houlihan, Lokey, Howard & Zukin, Inc. ("HLHZ") in the Superior Court. On December 22, 1992, MGM filed an amended complaint which sets forth claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and negligence in connection with the sale of MGM to the Company in the fall of 1990. MGM alleges, among other things, that the Kerkorian Defendants engaged in a scheme to induce the independent members of MGM's Board to approve the merger to MGM's detriment. MGM seeks damages in an amount of $750,000,000, plus punitive damages according to proof at trial, and a declaration that the indemnity provisions of certain agreements executed in connection with the merger do not cover any judgment, settlement, fees or costs incurred by the Kerkorian Defendants in a legal action. On December 17, 1992, the Kerkorian Defendants filed an answer denying the allegations of the complaint and a cross-complaint against MGM for breach of contract, tortious bad faith, breach of indemnification agreements, equitable indemnity and declaratory relief. The cross-complaint seeks damages according to proof at trial, exemplary damages, attorneys fees and costs. On January 27, 1993, HLHZ filed an answer denying the allegations of the complaint and a cross-complaint against MGM, the Company and CLBN for declaratory relief, fraud, negligent misrepresentation and equitable indemnity. The Company answered HLHZ's cross-complaint on March 29, 1993. HLHZ sought, among other things, indemnification from the Company under the terms of an engagement letter between HLHZ and the Company and damages for fraud, negligent misrepresentation and equitable indemnity in an amount according to proof at trial, plus attorneys fees, costs and expenses. On October 13, 1993, a Special Referee in this matter recommended that the Court enter an order declaring that the Company be required to advance to HLHZ its reasonable attorneys' fees in this matter pursuant to the engagement letter, subject to repayment if HLHZ were later found to have committed fraud. The Court did enter such an order. Subsequently, however, on May 19, 1994, HLHZ entered into a settlement agreement with all parties and its claims against the Company were dismissed with prejudice, without any payment from the Company. The dismissals were filed with the Court on September 2, 1994.

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

             On June 29, 1993, Aurelio Germes, a former officer of the Company, filed a declaratory relief action against the Company in the United States District Court for the Central District of California. Mr. Germes seeks a declaratory judgment that the Company is obligated to pay Mr. Germes' legal fees in connection with the SEC investigation and in defense of the Kune matter. The Company filed an answer to this complaint on August 12, 1993. Subsequently, upon motion by the Company, the Court determined that the claims relating to the SEC investigation were not ripe, but that those relating to the Kune case were. Trial of the action has been continued to November 29, 1994, but the Company has moved to stay the action pending the final dismissal of the Kune action upon its settlement. The Company intends to vigorously defend this action.

             On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on PCC's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. The Company believes that plaintiffs' claims are largely barred because they were previously adjudicated in a Delaware court. The Company has moved the Court to dismiss most of Plaintiffs' claims, which motion will be heard on November 14, 1994. The Company intends to defend this lawsuit vigorously.

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

             PCC has been named a third party defendant in an action brought by CLBN in the United States District Court for the Central District of California against Tracinda Corporation, Kirk Kerkorian, Jeffrey Barbakow, and Stephen Silbert. Those parties claim that if they are held liable in the principal suit, PCC is obligated to indemnify them for their damages and the attorneys' fees expended in defending themselves. PCC intends to vigorously defend this claim.


   NOTE 6  -  SUPPLEMENTARY CASH FLOW INFORMATION

   Interest paid was approximately $913,000 and $3,288,000 during the nine months ended September 30, 1994 and 1993, respectively.



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto. References to Notes refer to the notes to such statements.


   GENERAL

   The Company has no operating assets or sources of income (see Note 1 and "Liquidity and Capital Resources").

   RESULTS OF OPERATIONS

   The Company reported net losses for the quarters ended September 30, 1994 and 1993 of ($5,173,000) and ($4,970,000), or ($.04) and ($.04) per common share, respectively, based on 116,747,000 weighted average common shares outstanding. For the nine-month periods ended September 30, 1994 and 1993, the Company reported net losses of ($15,063,000) and ($17,690,000), or ($.13) and ($.15), respectively.

   GENERAL CORPORATE ADMINISTRATION EXPENSES

   The decrease in general corporate administration expenses by approximately $680,000, or 74%, for the quarter and $4,550,000, or 80%, for the nine-month period arose primarily from higher legal fees associated with litigation incurred during the 1993 periods and from $3,500,000 in settlement costs incurred during the second quarter of 1993.

   OTHER INCOME (EXPENSE)

   The increase in the net interest expense by approximately $820,000 for the quarter and $1,830,000 for the nine-month period is due primarily to an increase in the principal amount borrowed from CLBN and an increase in the applicable interest rates with respect to bank and other debt.

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


   (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter ending September 30, 1994.



                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PATHE COMMUNICATIONS
   CORPORATION



   Date:  November 10, 1994                    by  /s/ Fredric S. Newman
                                                   Fredric S. Newman
                                                       President
                                                  (Principal Financial
                                                and Accounting Officer)


                                  EXHIBIT INDEX


   Exhibit      Description                                    Page No.
   [S]          [C]                                            [C]
     11         Computation of Loss per Common Share           17