Form 10-K
PATHE COMMUNICATIONS CORP
filed 1995-03-31
CIK 720695

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                               ___________________

                                    FORM 10-K
   (Mark One)

      [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994


             OR

      [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from __________ to __________

                          COMMISSION FILE NUMBER 0-12252

                         PATHE COMMUNICATION CORPORATION
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

                          Common Stock - $.01 par value



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes X
    No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K (Section 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 10, 1995, 116,746,810 shares of Registrant's common stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates is indeterminate because the Registrant's common stock is no longer listed on a national stock exchange and has not been actively traded since July, 1992.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       NONE

                                      PART I


   ITEM 1.   BUSINESS

        Pathe Communications Corporation (the "Company" or "Pathe") is a Delaware corporation that is conducting no business activities. It has no operating assets or sources of operating income. Pathe's total liabilities are in excess of $287,000,000 and the Company has a negative net worth.
   The Company's predecessor-in-interest, The Cannon Group, Incorporated ("Cannon") was incorporated in New York on October 23, 1967. Subsequently, Cannon effected a merger into the Company, which was effective under New York law on November 25, 1985. In May 1992, the Company took additional actions in Delaware to correct certain deficiencies under Delaware law with respect to such merger. The Company has its principal executive offices at 10 East 40th Street,New York, New York 10016, telephone (212) 545-1900.

        The Company is wholly dependent on Credit Lyonnais Bank Nederland N.V., a Dutch banking institution ("CLBN"), for additional capital needed to fund its on-going expenses. CLBN owns or controls the voting rights of approximately 97% of the Company's common stock.

        CLBN has provided funding for the Company since before May, 1993, when the current management was elected. CLBN has done so in the exercise of its absolute and sole discretion. There is no contractual obligation requiring CLBN to continue to provide the Company with any further funding; nor is CLBN obligated to forbear in demanding payment of the Company's outstanding balance owing to CLBN under a demand promissory note. No assurances can be made that CLBN will continue to advance funds to the Company or that CLBN will continue to forbear demanding such payment.

        The Company has from time to time received monies from the liquidation of claims or the settlement of litigation, but those funds have not been adequate to sustain the Company without the funding from CLBN.

        Pathe's management does not expect that Pathe will acquire any operating assets or sources of income, or that Pathe will engage in any business activities, in the foreseeable future.

        The Company has no employees.



   ITEM 2.   PROPERTIES

        None.



   ITEM 3.   LEGAL PROCEEDINGS

        Information regarding material pending legal proceedings set forth in
   Note 9 of the Notes to the Financial Statements beginning on page 13 hereof is incorporated herein by reference. Because of the Company's financial condition and lack of operating income, a significant adverse judgment in one or more of the cases described therein could have a material effect on the Company.



   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II


   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

        There is no public market for the Company's common stock. The Company is unable to predict at this time whether any public market will exist in the future. The Company does not have any present plans that would result in the repurchase or redemption of its common stock or in the admission for trading of such stock on any exchanges or markets.

        As of March 10, 1995, there were 1,485 holders of record and approximately 3,191,936 shares were held by stockholders other than officers, directors, members of their immediate families and concentrated holdings of 10% or more. The Company's stock is subject to deregistration with the Commission if the Company has less than 300 holders of record, in which event the Company would no longer file public reports with the Commission.

        The Company did not pay any dividends on its common stock during 1994 or 1993. The Company's subordinated debt indentures contain covenants that limit the Company's ability to pay dividends. In light of the Company's current financial condition and state of operations, the Company does not anticipate any payment of dividends in the foreseeable future.



   ITEM 6.   SELECTED FINANCIAL DATA

        The following selected financial data for the five years ended December 31, 1994 have been derived from the financial statements of the Company and notes thereto, which have been audited by independent accountants.


                                                         Selected Financial Data
                                                  (in thousands, except per share data)
                                                                              Fiscal years ended
                                                1994               1993            1992<F2>            1991            1990<F1>
      Revenues  . . . . . . . . . . . .       $      -          $      -         $       -          $       -        $        -
      Operating loss  . . . . . . . . .         (1,416)          (10,644)           (7,006)           (13,536)           (4,855)
      Equity in net loss
        of subsidiaries . . . . . . . .              -                 -          (125,037)          (341,485)          (48,622)
      Extraordinary items . . . . . . .              -                 -          (319,732)                 -             6,590
      Net loss  . . . . . . . . . . . .        (16,635)          (26,163)         (472,838)          (352,935)          (54,976)
      Net loss per share  . . . . . . .           (.14)             (.22)            (4.05)             (3.02)             (.81)
      Total assets  . . . . . . . . . .          3,181             1,356                975           540,838         1,054,578
      Debt  . . . . . . . . . . . . . .        224,615           220,568           206,252            308,971           501,725
      Cash dividends paid . . . . . . .              -                 -                  -                 -                 -


     <F1> On November 1, 1990, the Company acquired MGM.  The Company recorded reserves on certain investments and loans to affiliates during 1990 of $66,834,000.

     <F2> On May 7, 1992, CLBN foreclosed on the common stock of MGM.  The Company recorded a loss of $319,732,000 as a result of the foreclosure (See Note 3.).




   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's Financial Statements and related notes thereto. References to Notes are to the notes to such statements.

        General. As a result of the foreclosure on May 7, 1992 (See Note 3.), the Company has no operating assets or sources of operating income (See "Liquidity and Capital Resources".).

        Because the Company has no business operations, the following discussion of "Operations" refers to management's administrative activities.


                              RESULTS OF OPERATIONS

   1994 VERSUS 1993 OPERATIONS

        General. The Company reported a net loss for 1994 of $(16,635,000), or $(.14) per common share, as compared to a net loss of $(26,163,000), or $(.22) per common share, for 1993, in both years based on 116,746,810 weighted average common shares outstanding.

        General Corporate Administration Expenses. General corporate administration expenses decreased $9,228,000 (approximately 87%) for 1994 due primarily to reductions in legal costs associated with litigation, in legal settlement expenses and in reserves for pending litigation.

        Other Income (Expense). Net interest expense increased by $3,636,000 for 1994 due primarily to an increase in the average interest rate on bank and other debt for 1994 (See Note 4.).

        During 1994, two litigation matters involving the Company were settled generating $4,255,000 in "legal settlements, net" for the year, of which $2,555,000 was the receivable expected from the Kune settlement and the balance was a reduction in the reserve for pending litigation (See Note 9.).


   1993 VERSUS 1992 OPERATIONS

        General. The Company reported a net loss for 1993 of $(26,163,000), or $(.22) per common share, as compared to a net loss of $(472,838,000), or $(4.05) per common share (a loss before extraordinary items of $(153,106,000), or $(1.31) per common share), for 1992, in both years based on 116,746,810 weighted average common shares outstanding.

        General Corporate Administration Expenses. General corporate administration expenses increased $3,638,000 (approximately 52%) for 1993 due to payments in settlement of various litigation matters and accruals for legal fees and expenses related to other pending litigation matters.

        Other Income (Expense). The equity in the net losses of subsidiaries of $(125,037,000) was eliminated for 1993 following the foreclosure (See
   Note 3.). Net interest expense decreased from $20,600,000 for 1992 to $15,838,000 for 1993 due primarily to a reduction in the average debt from CLBN (See Note 4.).

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company is currently dependent on CLBN for additional capital to fund its cash requirements. CLBN may, in its absolute discretion, decide whether to advance additional funds to the Company (See Note 4.). Additionally, the Company is in default on its existing indebtedness to Sealion (See Note 4.).

        Since the foreclosure (See Note 3.), CLBN has provided the Company with the funds necessary to meet the Company's operating expenses (including interest and principal payments on the Company's subordinated debt not owned by CLBN) and certain other obligations. CLBN has not indicated any intention to fund any of the Company's future expenses, including payments on the Company's subordinated debt. CLBN has not indicated any intention to fund any of the Company's future expenses, no assurances can be given that CLBN will fund any such expenses and the Company has no other source of funding.

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

        The Company currently does not meet the minimum net worth covenant under its 12-7/8% and 8-7/8% debenture Indentures as its net worth has been below $37,500,000 for more than two consecutive quarters. Upon the occurrence of such event, such Indentures, as amended (See Note 5.), require the Company to redeem 10 percent of the aggregate principal amount of the debentures then outstanding (at 100 percent of the principal amount) plus accrued interest by the last day of the following quarterly period. Similar payments must be made semi-annually thereafter until all outstanding debentures are redeemed, unless the net worth is above $37,500,000 as of the last day of any subsequent quarter. The Company can satisfy the redemption requirement through previously acquired and canceled debentures. Due to the significant amount of such debentures previously acquired by the Company, the Company will not be required to make any cash redemptions for the foreseeable future.


        Restriction on the Issuance of New Equity Securities. In connection with the funding of certain stock subscription agreements entered into concurrent with the acquisition of MGM, the Company, Melia and Comfinance entered into an agreement which prevents the Company from selling shares of the Company, except for shares held by certain companies controlled by prior management, until certain bank debt of such companies (approximately $110,000,000) has been repaid. The agreement also set a minimum price for the sale of such shares and directed the proceeds to be used to repay this bank debt. In May 1991, this Agreement was amended to allow the Company to sell stock of the Company, subject to CLBN's approval of both the issuance of the stock and of the sales price for the stock. The proceeds from any such issuance are required to be applied to the repayment of the Company's CLBN debt.


        Commitments and Contingencies. The Company is a party to various lawsuits (See Item 3 "Legal Proceedings" and Note 9.). A significant adverse judgment in one or more of the cases could have a material impact on the Company's liquidity.

        Impact of Interest Rates. Any significant increase in interest rates would have a substantial adverse effect on the Company's financial position.



   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         PATHE COMMUNICATIONS CORPORATION

                                  (PARENT ONLY)

                          INDEX TO FINANCIAL STATEMENTS


                                                             Page
   Independent Auditors' Report  . . . . . . . . . . . .       8

   Financial Statements:
     Balance Sheets as of December 31, 1994
       and 1993  . . . . . . . . . . . . . . . . . . . .       9
     Statements of Operations for the Fiscal
       Years Ended December 31, 1994, 1993
       and 1992  . . . . . . . . . . . . . . . . . . . .      10
     Statements of Stockholders' Equity
       (Deficit) for the Fiscal Years Ended
       December 31, 1994, 1993 and 1992  . . . . . . . .      11
     Statements of Cash Flows for the Fiscal
       Years Ended December 31, 1994, 1993
       and 1992  . . . . . . . . . . . . . . . . . . . .      12
     Notes to the Financial Statements . . . . . . . . .      13

   Financial Statement Schedules:

       All financial statement schedules are omitted since the required information is not applicable, is not material or is otherwise included in the financial statements and notes thereto.



                           Independent Auditors' Report


   Pathe Communications Corporation:

   We have audited the financial statements of Pathe Communications Corporation (Parent only) ("the Company") as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, Credit Lyonnais Bank Nederlands N.V. ("CLBN") foreclosed on the Company's investment in Metro-Goldwyn-Mayer Inc., which constituted all the Company's operating assets and only source of income. In addition, all of the Company's bank indebtedness (see Note 4) is currently in default and any acceleration of such bank debt that could result from such defaults constitutes an event of default under the Company's bond indentures which may accelerate the maturity of the Company's subordinated debt at face value. The Company is currently dependent on the day-to-day financial support and forbearance of CLBN from which there is no commitment to continue making funds available to the Company. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   Because of the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in the two preceding paragraphs been known, we are unable to, and do not, express an opinion on the accompanying financial statements.


                                      KPMG Peat Marwick LLP


   Los Angeles, California
   February 24, 1995



                         PATHE COMMUNICATIONS CORPORATION

                                  (PARENT ONLY)

                                  BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                                      December 31,
                                                                                              1994                 1993
                                           ASSETS
       Cash and cash equivalents                                                          $        44          $       343
       Accounts and notes receivable                                                            2,556                  264
       Deferred loan costs                                                                        581                  749
                                                                                          $     3,181          $     1,356

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
       Liabilities:
           Accounts payable and accrued expenses                                          $    10,868          $    13,560
           Accrued interest payable                                                            51,478               34,370
           Matured debt payable                                                                14,599                    -
           Bank and other debt                                                                179,206              173,412
           Other liabilities                                                                      560                  564
           Subordinated debt                                                                   30,811               47,156

                Total liabilities                                                             287,522              269,062

       Stockholders' equity (deficit):
           Preferred stock, $.01 par value.
                Authorized 200,000,000 shares;
                none outstanding                                                                    -                    -
           Common stock, $.01 par value.
                Authorized 200,000,000 shares; issued
                and outstanding, 116,746,810 shares                                             1,167                1,167
           Additional paid-in capital                                                         906,808              906,808
           Accumulated deficit                                                             (1,192,316)          (1,175,681)

                Total stockholders' deficit                                                  (284,341)            (267,706)
                                                                                          $     3,181          $     1,356


      The accompanying Notes to Financial Statements are an integral part of these statements.



                         PATHE COMMUNICATIONS CORPORATION

                                  (PARENT ONLY)

                             STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                    Year Ended December 31,
                                                                           1994              1993              1992
       Revenues                                                         $       -         $       -         $       -

       Corporate administration expense                                     1,416            10,644             7,006

       Operating loss                                                      (1,416)          (10,644)           (7,006)

       Other income (expense):
           Equity in net loss of subsidiaries                                   -                 -          (125,037)
           Interest expense                                               (19,474)          (15,838)          (20,602)
           Interest and other income, net                                       -               319              (461)
           Legal settlements, net                                           4,255                 -                 -

       Loss before income taxes and extraordinary items                   (16,635)          (26,163)         (153,106)
       Provision for income taxes                                               -                 -                 -

       Loss before extraordinary items                                    (16,635)          (26,163)         (153,106)
       Extraordinary items                                                      -                 -          (319,732)

       Net loss                                                         $ (16,635)        $ (26,163)        $(472,838)

       Loss per common share:
           Loss before extraordinary items                              $   (0.14)        $   (0.22)        $   (1.31)
           Extraordinary items                                                  -                 -             (2.74)

           Net loss                                                     $   (0.14)        $   (0.22)        $   (4.05)




      The accompanying Notes to Financial Statements are an integral part of these statements.



                         PATHE COMMUNICATIONS CORPORATION

                                  (PARENT ONLY)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (in thousands)

                   Year Ended December 31, 1994, 1993 and 1992


                                                                                 Addi-                     Cumula-
                                        Common Stock                             tional      Accum-      tive Trans-
                                        Subscriptions       Common Stock        Paid-In      ulated       lation Ad-
                                    Amount       Reserve    Shares    Amount    Capital      Deficit      justments        Total
       Balances at December
       31, 1991  . . . . . . .     $ 570,000    $(36,000)   59,747    $  597   $337,378   $  (676,680)      $(10,357)   $ 184,938
       Conversion of common
       stock subscriptions . .      (570,000)          -    57,000       570    569,430             -              -            -
       Equity adjustment . . .             -      36,000         -         -          -             -              -       36,000
       Foreclosure on MGM
       common stock  . . . . .             -           -         -         -          -             -         12,153       12,153
       Net change in cumula-
       tive translation
       adjustment  . . . . . .             -           -         -         -          -             -         (1,796)      (1,796)

       Net loss  . . . . . . .             -           -         -         -          -      (472,838)             -     (472,838)

       Balances at December
       31, 1992  . . . . . . .             -           -   116,747     1,167    906,808    (1,149,518)             -     (241,543)

       Net loss  . . . . . . .             -           -         -         -          -       (26,163)             -      (26,163)

       Balances at December
       31, 1993  . . . . . . .             -           -   116,747     1,167    906,808    (1,175,681)             -     (267,706)

       Net loss  . . . . . . .             -           -         -         -          -       (16,635)             -      (16,635)

       Balances at December
       31, 1994  . . . . . . .     $       -    $      -   116,747  $  1,167   $906,808   $(1,192,316)      $      -    $(284,341)



      The accompanying Notes to Financial Statements are an integral part of these statements.

                         PATHE COMMUNICATIONS CORPORATION

                                  (PARENT ONLY)

                             STATEMENTS OF CASH FLOWS
                                  (in thousands)



                                                                                    Fiscal Year Ended December 31,
                                                                             1994              1993               1992
      Cash flows from operating activities:
          Net loss                                                          $(16,635)        $(26,163)           $(472,838)
          Adjustments to reconcile net loss to net cash used in
          operating activities:
             Amortization of debt costs                                          744              718                  627
             Losses on equity investments                                          -                -              125,037
             Loss on disposition of assets and subsidiaries                        -                -                  491
             Extraordinary loss                                                    -                -              319,732
          Changes in operating assets and
          liabilities:
             Accounts receivable, other assets, deferred loan
             costs and due from affiliates                                    (2,123)             (82)              (3,176)
             Accounts payable, accrued interest and other
             liabilities                                                      14,411           12,228               17,214

      Net cash used in operating activities                                   (3,603)         (13,299)             (12,913)

      Cash flows from financing activities:
          Borrowings under line of credit                                      5,794           13,598               12,893
          Repayment of subordinated debt                                      (2,490)               -                    -

      Net cash provided by financing activities                                3,304           13,598               12,893

      Net increase (decrease) in cash and cash equivalents                      (299)             299                  (20)

      Cash and cash equivalents - beginning of year                              343               44                   64

      Cash and cash equivalents - end of year                               $     44         $    343            $      44



      The accompanying Notes to Financial Statements are an integral part of these statements.



                         PATHE COMMUNICATIONS CORPORATION

                                  (PARENT ONLY)

                          NOTES TO FINANCIAL STATEMENTS


   NOTE 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

   BASIS OF PRESENTATION. The financial statements of Pathe Communications Corporation ("Pathe" or the "Company") have been presented on a separate company (parent only) basis. Credit Lyonnais Bank Nederland N.V. ("CLBN") controls the voting rights with respect to approximately 97% of the Company's common stock. In May 1992, CLBN foreclosed on 59,100,000 shares constituting 98.5% of the common stock of Metro-Goldwyn-Mayer Inc. ("MGM"), which constituted substantially all of the Company's assets (See Note 3.). As a result of the sale of its MGM stock, the Company has no operating assets or sources of income. The Company is currently dependent on CLBN to fund its ongoing cash requirements.


   CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


   DEBT ISSUANCE COSTS. Debt issuance costs are capitalized when incurred and, together with original issue discount, are amortized over the term of the related debt utilizing the bonds outstanding method.


   RECLASSIFICATION. Certain 1993 and 1992 amounts have been reclassified to conform with the 1994 presentation.



   NOTE 2.   MARKET FOR THE COMPANY'S COMMON STOCK

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



   NOTE 3.   EXTRAORDINARY ITEM - LOSS ON FORECLOSURE

   On April 16, 1992, CLBN commenced foreclosure proceedings upon 59,100,000 shares of MGM's common stock owned by the Company, representing 98.5% of the issued and outstanding common stock of MGM. A foreclosure auction to sell the MGM Shares was held on May 7, 1992 in Wilmington, Delaware. At such auction, MGM Holdings Corporation, an affiliate of CLBN, bid-in $483,489,000 of the indebtedness of the Company and certain affiliates and acquired all of the MGM shares. The Company recorded an extraordinary loss of $319,732,000 in the year ended December 31, 1992, representing the difference between the carrying value of its investment in MGM and the amount of the Company's debt relieved in the foreclosure.

   NOTE 4.   BANK AND OTHER DEBT

   Bank and other debt is summarized as follows (in thousands):



                                                                                         December 31,
                                                                                    1994              1993
       CLBN credit facility  . . . . . . . . . . . . . . . . . . . . . . .        $ 29,206          $ 23,412
       Sealion note payable  . . . . . . . . . . . . . . . . . . . . . . .         150,000           150,000
                                                                                  $179,206          $173,412


   CLBN CREDIT FACILITIES. On May 7, 1992, approximately $140,000,000 of indebtedness, including accrued interest, under two credit facilities the Company previously had with CLBN was relieved in the foreclosure (See Note 3.). In October 1992, the outstanding balance due to CLBN was converted into a demand promissory note, with interest accruing quarterly at LIBOR plus 2%. Any future advances by CLBN will be made under the promissory note and are at the absolute discretion of CLBN. At December 31, 1994 and 1993, the Company had drawn down $29,206,000 and $23,412,000, respectively, under this facility. Interest expense related to the credit facilities with CLBN was $1,820,000, $1,045,000 and $4,130,000 for each of the three years ended December 31, 1994, 1993 and 1992, respectively, and the weighted average interest rates (based on the average ending monthly balances) were 7.10%, 5.21% and 6.05%, respectively.


   SEALION NOTE PAYABLE. In November 1990, the Company borrowed $150,000,000 from Sealion Corporation N.V. ("Sealion"), a company affiliated with SASEA Holding S.A. ("SASEA"), which is affiliated with prior management of the Company, and lent the proceeds to Melia International N.V. ("Melia"), the Company's major stockholder. Sealion has assigned, as collateral security, its receivable from the Company to Credit Lyonnais S.A., the parent of CLBN. The Company's obligation is guaranteed by Melia and collateralized by approximately 51% of the Company's outstanding stock. The obligation bears interest at LIBOR plus 2% payable monthly and, as amended, required principal reductions of $30,000,000 a month beginning in January 1992.
   None of these interest payments or principal reductions have been made by the Company, and this facility is currently in default. Interest expense related to this note was $10,644,000, $7,864,000 and $8,657,000 for 1994,
   1993 and 1992, respectively, and the weighted average interest rates were 7.10%, 5.21% and 5.77%, respectively.


   MATURITY SCHEDULE.  All of the foregoing debt is currently payable.



   NOTE 5.   SUBORDINATED DEBT

   Subordinated debt is summarized as follows (in thousands):



                                                                                         December 31,
                                                                                    1994              1993


       12-3/8% senior subordinated notes                                           $     -           $16,709
       12-7/8% senior subordinated debentures                                       27,050            26,686
       8-7/8% convertible senior subordinated debentures                             3,761             3,761
                                                                                   $30,811           $47,156


   12-3/8% NOTES. The 12-3/8% senior subordinated notes (the "Notes") became due and payable on November 1, 1994. Payment with respect to $2,490,000 in principal amount of the Notes was made in accordance with the terms thereof. Since the remaining $14,599,000 face value of the Notes was held by CLBN, payment of principal with respect thereto was not made and is included in the financial statements as matured debt payable. The outstanding principal balance of the Notes at December 31, 1993 included $380,000 in unamortized original issue discount.


   12-7/8% AND 8-7/8% DEBENTURES. The 12-7/8% senior subordinated debentures (the "12-7/8% Debentures") and 8-7/8% convertible senior subordinated debentures (the "8-7/8% Debentures") are due on April 15, 2001 and have been redeemable since April 15, 1989. On April 15, 1989, the Company, upon the exercise of an option by the 8-7/8% Debenture holders, repurchased $19,810,000 of the outstanding 8-7/8% Debentures and issued $28,550,000 of new 12-7/8% senior subordinated debentures, priced to yield the then current market rate on the existing 12-7/8% Debentures, which were trading at a substantial discount from face value. This transaction resulted in an original issue discount on the new 12-7/8% Debentures of $8,740,000. The new debentures have terms similar to the existing 12-7/8% Debentures. The unamortized discount was $4,074,000 and $4,438,000 as of December 31, 1994 and 1993, respectively, on the 12-7/8% Debentures.

   Annual sinking fund payments at 15% of the aggregate principal amounts of these debentures are required to commence in April 1996 through April 2000.


   CLBN'S HOLDINGS. Pursuant to a tender offer by CLBN in 1992 for all of the Notes, the 12-7/8% Debentures and the 8-7/8% Debentures at $470, $470 and $420 per $1,000 principal amount, respectively, CLBN acquired an aggregate principal amount of $9,379,000 of the subordinated debt. Pursuant to an agreement with certain bondholders, the Company also acquired in 1992 an additional $27,013,000 face value of the subordinated debt.

   Since October of 1993, payments of principal and interest on the portion of the subordinated debt held by CLBN have not been made. At December 31, 1994, an aggregate of $7,688,000 in interest and $14,599,000 in principal otherwise payable to CLBN had not been made and CLBN held an aggregate $27,891,000 of the subordinated debt outstanding. The Company has not made any provision for the accrual of interest on the amounts payable to CLBN, although CLBN might in the future make a claim on the Company for such interest.


   RESTRICTIVE COVENANTS. The subordinated debt indentures contain various covenants including reporting requirements, dividend and stock purchase limitations and maintenance of minimum equity.

   The indentures also contain cross acceleration provisions which provide that an event of default occurs if holders of certain other debt of the

   Company, in aggregate principal amount in excess of $1,000,000, accelerate the maturity of such debt and such acceleration is not rescinded within 60 days. While the Company is in default on many of these covenants, no such debt has been accelerated. If such event were to occur and certain notices were given under the various agreements and indentures, a substantial portion of the Company's subordinated debt could be accelerated. The Company has not received any such notices.

   In connection with the tender offer, CLBN agreed to provide funding to the Company to enable it to make scheduled interest payments under the Company's subordinated debenture agreements during the period ended May 5, 1993 on such obligations not owned by CLBN. Subsequent to May 5, 1993, CLBN has continued to provide the Company with the funds necessary to meet interest expenses on the Company's subordinated debt not owned by CLBN, but CLBN has not indicated any intention to fund any of the Company's future expenses and the Company has no other source of funding.

   In conjunction with the tender offer, the indentures governing the 12-7/8% Debentures and 8-7/8% Debentures (the "Indentures") were amended to provide that (a) June 30, 1992 replaces December 28, 1985 as the date after which consolidated net income or loss will be included in the computation of permitted dividends, distributions or stock repurchases and (b) the minimum net worth covenant will be clarified to provide that certain debentures previously acquired by the Company and canceled can be utilized to satisfy any repayment obligation arising from failure to satisfy such covenant. Additionally, there were modifications to certain other covenants.

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



   NOTE 6.   STOCKHOLDERS' EQUITY

   COMMON STOCK SUBSCRIPTIONS. On November 1, 1990, the Company entered into stock subscription agreements with two of its major shareholders, Melia and Comfinance S.A. ("Comfinance"), providing for the purchase of 57,000,000 shares of the Company's common stock at $10 per share, a total of $570,000,000. In connection with Melia's funding of its stock subscription, a purported loan agreement was entered into with Banca Popolare di Novara. The Company classified the outstanding portion of the contested obligation as an offset to Common Stock Subscriptions at December 31, 1991. Due to the foreclosure described in Note 3, the potential impact of this note on the Company ceased, resulting in an increase in the Company's investment in MGM and a corresponding increase to equity prior to the recognition of the extraordinary loss due to the foreclosure.

   On May 6, 1992, the Company issued 57,000,000 shares of common stock under the subscriptions to Melia and Comfinance. These shares are subject to pledge arrangements in favor of CLBN (See Note 1.).


   TENDER OFFER. On May 7, 1992, CLBN commenced a tender offer to purchase up to 5,800,000 of the Company's outstanding unencumbered shares of common stock at $1.50 per share. The tender offer did not include 110,756,450 shares of the Company registered in the name of CLBN, as voting trustees under certain voting trust agreements, or otherwise subject to pledge agreements in favor of CLBN. CLBN acquired 2,809,739 shares under the tender offer, which expired on June 5, 1992.


   LOSS PER COMMON SHARE. Per share data is based on 116,746,810 weighted average shares outstanding for 1994, 1993 and 1992.



   NOTE 7.   DOMESTIC AND FOREIGN TAXES

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

   For income tax reporting purposes, the Company has available approximately $72,920,000 in Federal net operating loss carryforwards on a parent-only reporting basis. Additionally, the Company has available approximately $429,445,000 in capital loss carryforwards.

   The Company has incurred miscellaneous state franchise and other local license fees, all of which have been treated as general and administrative costs rather than as income tax expenses.



   NOTE 8.   RELATED PARTY TRANSACTIONS

   CLBN has provided the Company with a credit facility and holds as collateral security the Sealion note payable (See Note 4.). Interest in the aggregate amount of approximately $10,750,000 and $8,909,000 was charged on these two borrowings during 1994 and 1993, respectively. The Company also paid to CLBN approximately $502,000 in 1992 related to letters of credit and other fees, pursuant to the terms of its credit facilities. No such fees were charged by CLBN to the Company during 1994 or 1993.

   In addition, CLBN is the holder of various subordinated debentures issued by the Company. As the Company has no operating assets or significant sources of income, CLBN has agreed to forego its receipt of interest on the debentures it holds (See Note 5.).



   NOTE 9.   COMMITMENTS AND CONTINGENCIES

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

   The Commission is currently conducting an investigation into certain transactions effected by prior management of the Company. The Company is cooperating fully with the Commission in its investigation. The Company cannot presently determine what, if any, action the Commission might take as a result of its investigation. Finally, the Consent Decree imposed upon the Company certain current disclosure requirements, including an updated report of transactions with Video Medien Pool Productions and Vertriebs GmbH. The Company's current management has no knowledge of these transactions and, to the extent that current reporting is still required, the Company may be in default of its obligations under the Consent Decree. This matter has also been discussed with the Commission staff.

   On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties, Inc. and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. A cross-complaint has been filed against the Company seeking damages in excess of $1,000,000 plus unspecified punitive damages. The Company has filed a demurrer to the cross-complaint, and the Company itself has filed a cross-claim. In addition, the Company has been advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. No trial date is currently set. The Company intends vigorously to defend this action.

   On June 18, 1991, a complaint was filed in the United States District Court for the Central District of California against the Company, MGM, Messrs. Parretti, Fiorini, Globus and Aurelio Germes and Maria Cecconi (Mr. Parretti's wife) on behalf of a purported class which acquired MGM's 13% Subordinated Debentures due 1996. On October 10, 1991, J. Phillip Williams, on behalf of a group of MGM bondholders, filed a complaint in the United States District Court for the Central District of California against the Company, MGM, CLBN and Mr. Parretti which alleges that the defendants violated U.S. securities laws, and conspired to deceive plaintiffs about MGM's financial condition, markets, and business prospects, thereby artificially inflating the price of MGM's securities. The complaint seeks unspecified damages. The Company answered the complaint on November 5, 1991. Limited discovery was conducted regarding class certification. On March 23, 1992, the court heard and denied Williams' motion for class certification. On May 18, 1992, the court denied Williams' motion for reconsideration. On July 22, 1992, another bondholder, Herbert Eisen, moved to intervene in the lawsuit. After limited discovery was conducted regarding intervention, the court granted Mr. Eisen's motion to intervene. On December 15, 1992, Mr. Eisen filed a complaint-in-intervention that mirrors the allegations in the Williams' complaint. The Company and MGM answered Eisen's complaint-in-intervention on December 29, 1992. On October 26, 1993, the parties entered into a Stipulation of Settlement which would dispose of this matter subject to Court approval. The settlement, if approved, would create a fund of $4,500,000 against which injured class members may make a claim. Any unclaimed portion of the fund will be returned to the contributing defendants. The Company has accrued $2,250,000 to fund the settlement.

   On September 25, 1991, Century Insurance Ltd. ("Century") filed a complaint in Superior Court against the Company, MGM, Melia, Comfinance S.A. ("Comfinance"), CLBN and Mr. Parretti alleging, among other things, breach of contract, fraud, constructive fraud, conversion and conspiracy. The claims arise out of certain defendants' failure to pay a purported $1.75 million premium in connection with plaintiff's purported issuance of a completion guarantee bond in connection with the financing of the acquisition of MGM by the Company in 1990 and alleged unpaid premiums in connection therewith. The plaintiff seeks $34,200,000 in alleged management fees on three purported insurance investment bonds and declaratory relief. MGM was voluntarily dismissed from the action on January 3, 1992. The plaintiff served a second amended complaint on February 3, 1992. In addition, on December 6, 1991, this case was consolidated with an earlier declaratory relief suit filed by CLBN against Century. The Company was not a party to this earlier suit. On February 3, 1993, the court dismissed with prejudice Century's complaint against the Company and all of the other defendants, for failure to comply with discovery orders. On July 14, 1993, Century moved to vacate the judgment in the Company's and other defendants' favor, which motion was denied. Century has filed a notice of appeal of denial of its motion to vacate. The parties have not completed the appeal briefing and no date has been set for the hearing of the appeal. The Company intends vigorously to defend this action.

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

   Kune alleges claims for breach of fiduciary duty, fraud and deceit, negligent misrepresentation and constructive fraud against the defendants. The amended complaint seeks unspecified damages. The Company remained a nominal defendant only and no claims for monetary relief are asserted against it. On September 27, 1994, the parties and the Company's former directors and officers liability insurer signed a formal agreement to settle the case for $4,000,000, less plaintiff's attorneys' fees, costs and expenses to be awarded, subject to Court review and approval. The Court approved the settlement at a final hearing on November 28, 1994, dismissed the complaint with prejudice and entered judgment. In February, 1995, the Company received $2,529,537 from the settlement.

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

   On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Charles Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier for breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the Foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals. Defendants have moved to dismiss the complaint, and no decision has yet been rendered. The Company plans vigorously to defend the action.

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

   On June 29, 1993, Aurelio Germes, a former officer of the Company, filed a declaratory relief action against the Company in the United States District Court for the Central District of California. Mr. Germes seeks a declaratory judgment that the Company is obligated to pay Mr. Germes' legal fees in connection with the SEC investigation and in defense of the Kune matter. The Company filed an answer to this complaint on August 12, 1993. Subsequently, upon motion by the Company, the Court determined that the claims relating to the SEC investigation were not ripe, but that those relating to the Kune case were. In light of the settlement of the Kune case described above, plaintiff's claims became moot and the parties have agreed to a voluntary dismissal of the case. The dismissal was entered by the Court March 10, 1995.

   On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on PCC's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. The Company believes that plaintiffs' claims are largely barred because they were previously adjudicated in a Delaware court, but the trial court denied defendants' motion for summary judgment. The Company is in the process of seeking appellate review of this issue. Discovery has begun. The Company intends to defend this lawsuit vigorously.

   On June 24, 1994, Ovidio Assonitis, a former employee of Cannon Pictures, Inc., together with a related corporation, filed a complaint against Cannon and the Company arising out of the termination of his employment by Cannon and challenging a settlement agreement he entered into. The Company was not served with the complaint until November, 1994, and an answer was filed on December 8, 1994, in which the Company has denied plaintiffs' allegations. No trial date has been set. The Company intends to defend this lawsuit vigorously.

   The Company has been named a third party defendant in an action brought by CLBN in the United States District Court for the Central District of

   California against Tracinda Corporation, Kirk Kerkorian, Jeffrey Barbakow and Stephen Silbert. Those parties claim that if they are held liable to CLBN in the principal suit, the Company is obligated to indemnify them for their damages and the attorneys' fees expended in defending thenselves. A trial date for the underlying action had been set for early in 1995, but the trial judge vacated it pending resolution of a discovery matter. The Company intends to defend this claim vigorously.

   The Company understands that there is other pending litigation involving claims by, against and among CLBN and MGM, on the one hand, and Tracinda Corporation, Houlihan Lokey Howard & Zukin, Kirk Kerkorian, and other related entities and individuals, on the other hand. The Company has been a party to certain of these actions in the past, and in May, 1994, the Company and Houlihan Lokey entered into a settlement agreement pursuant to which all claims asserted by Houlihan Lokey against the Company were dismissed with prejudice.

   Demands for the advancement of legal fees and indemnification in the defense of the Kune and Williams actions have been made by Giancarlo Parretti, Maria Cecconi, and Valentina Parretti (collectively, the "Parrettis"). In addition, a demand for the advancement of legal fees for defense of the Kune case has been made by Yoram Globus. The Company has rejected these demands. In addition, there have been other claims for indemnification and/or the advancement of expenses and legal fees which have been asserted from time to time by former officers, directors and/or employees of the Company, and the Company reviews each demand on a case by case basis.



   NOTE 10.  SUPPLEMENTARY CASH FLOW INFORMATION

   Total interest paid was $1,454,000, $3,770,000 and $6,481,000 for fiscal years ended December 31, 1994, 1993 and 1992, respectively.

   On May 7, 1992, approximately $140,000,000 of indebtedness was relieved in the foreclosure (See Note 3.).



   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.



                                     PART III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Fredric S. Newman, age 49, has been the sole director and sole executive officer of the Company since May 6, 1993, when he was elected President, Secretary and Treasurer of the Company. He has been a practicing attorney in New York City for more than the past five years. In 1991 he was the Chief Executive Officer of World Team Tennis, Inc. and prior thereto he was Vice President and General Counsel of Philip Morris Incorporated.

        Pursuant to an agreement dated as of May 1, 1993 between the Company and Mr. Newman, Mr. Newman is to serve as President, Secretary and Treasurer of the Company with all of the power and authority to direct and manage the affairs of the Company. The agreement calls for an annual compensation at the rate of $75,000 plus certain additional compensation determined on an hourly basis dependent upon the services performed. The term of the agreement is one year, renewable annually, and the Company may terminate the agreement at any time upon payment of the agreed compensation.



   ITEM 11.  EXECUTIVE COMPENSATION

        Except pursuant to the agreement referred to in Item 10, no compensation was awarded to, earned by or paid to Mr. Newman or any other executive officer or director of the Company for the 1994 fiscal year and no compensation was awarded to, earned by or paid to any person serving as Chief Executive Officer during 1994 for the 1992 or 1993 fiscal years. Mr. Newman earned $117,203 for his services to the Company during 1994.



   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of March 10, 1995, certain information concerning ownership of shares of common stock (the only class of the Company's voting securities outstanding) by (i) each person who is known by the Company to own beneficially more than five percent of its issued and outstanding common stock, (ii) each current director of the Company and (iii) all current officers and directors of the Company as a group. This information is based on information provided to the Company by or on behalf of the stockholder or on information on file with the Securities and Exchange Commission. The Company has made no effort to review other public information regarding stockholders or otherwise to confirm beneficial ownership of stockholders.



                                                                                 Amount and Nature of                  Percent
                 Name and address of Beneficial Owner                         Beneficial Ownership <F1>               of Class


                 Credit Lyonnais Bank Nederland N.V.                             113,146,884<F2><F4>                    96.9%
                 63 Coolsingel
                 3012 AB Rotterdam
                 The Netherlands

                 Giancarlo Parretti                                            110,672,150<F2><F3><F4>                  94.8%
                 Via XX Septembre 3
                 00187 Rome
                 Italy

                 Maria Cecconi                                                 110,672,150<F2><F3><F4>                  94.8%
                 22/24/ Boulevard Royal
                 2449 Luxembourg

                 Comfinance S.A. ("Comfinance")                                110,672,150<F2><F3><F4>                  94.8%
                 22/24/ Boulevard Royal
                 2449 Luxembourg

                 Interpart S.A. ("Interpart")                                  102,672,150<F2><F3><F4>                  87.9%
                 22/24/ Boulevard Royal

                 2449 Luxembourg

                 Melia International N.V. ("Melia")                            102,672,150<F2><F3><F4>                  87.9%
                 Nisuwezijds Voorburgwai 120-126
                 1012 SH Amsterdam
                 The Netherlands

                 SASEA Holding S.A.("SASEA")                                   102,672,150<F2><F3><F4>                  87.9%
                 29, rue de Candolla
                 DH-1205 Geneva
                 Switzerland

                 Renta Inmobiliaria International B.V.                            22,363,724<F2><F4>                    19.2%
                 ("Renta B.V.")
                 Nieuwezijds Voorburgwai120-126
                 1012 SH Amsterdam
                 The Netherlands

                 Renta Corp. ("Renta Corp.")                                      5,812,000<F2><F4>                     5.0%
                 6420 Wilshire Blvd.
                 Los Angeles, CA 90048

                 Fredric S. Newman                                                        0                              0%
                 10 East 40th Street
                 New York, New York  10016

                 All current officers and directors as a group                            0                              0%
                 (1 person)


     <F1> Based on 116,746,810 shares of common stock issued and outstanding.  Except as indicated below, each of the persons or entities listed above has sole voting and investment power with respect to all shares shown for such person or entity.
     <F2> CLBN owns 2,798,424 shares of common stock and exercises voting power pursuant to certain voting trusts and pledge agreements with respect to 110,348,460 shares held by Melia, Comfinance, Renta B.V and Renta Corp.
     <F3> Mr. Parretti and his wife, Mrs. Cecconi, are the majority owners of Comfinance (Mr. Parretti holds 14% and Mrs. Cecconi holds 57%.).  According to Mr. Parretti, he and Mrs. Cecconi hold their respective shares under a separate property agreement governed by the laws of Italy.  They do not share any voting or dispositive power over their respective shares in Comfinance.  Interpart is beneficially owned by Mr. Parretti and certain of his affiliates and is currently in voluntary liquidation with its management being conducted by a liquidator.  The shares indicated as being beneficially owned by Comfinance and Interpart include approximately 80,000,000 shares held by Melia, 16,551,724 shares held by Renta
          B.V., 5,812,000 shares held by Renta Corp. and 407,990 shares held by Viajes Melia ("Viajes").

          Comfinance and Interpart together own 48.7% of the outstanding ordinary and preferred stock of Melia (Comfinance holds
          24.4% and Interpart holds 24.3.%.).  SASEA and certain of its affiliates own 50.3% of the outstanding ordinary and preferred stock of Melia (SASEA directly holds 20%.).  There is currently a dispute in a Swiss court between SASEA and
          Interpart regarding the ownership of 2.4% of the shares of Melia currently held by SASEA.  The outcome of this action will determine the control of Melia.  Florio Fiorini, formerly a director of the Company, was previously a member of the
          Executive Committee of SASEA, and is purportedly the owner of a significant minority interest in the outstanding stock of
          SASEA.  In October 1992, SASEA was declared bankrupt under Swiss law.  The competent court in Geneva, Switzerland appointed special administrators to liquidate SASEA's assets.  Management control of Melia is vested in its Board of
          Managing Directors, which currently consists solely of members appointed by SASEA.  A foundation controlled by Mr.
          Parretti, Mr. Fiorini and Mr. Parretti's daughter, Valentina Parretti, exercises rights with respect to Melia including the approval of certain actions of the Board of Managing Directors and certain rights with respect to the appointment of the Board of Managing Directors.  Melia is the controlling stockholder of Viajes through Corporacion Viajes Melia S.A.
          Melia is the sole stockholder of Renta B.V. which in turn is the sole stockholder of Renta Corp.
     <F4> Includes the 16,551,724 shares owned by Renta B.V. and the 5,812,000 shares owned by Renta Corp.  The Company is reviewing the facts and circumstances surrounding the issuance of the 16,551,724 shares owned by Renta B.V. to determine whether such shares were validly issued, including the issue of whether sufficient consideration was received by the Company for the issuance of such shares.


   ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS.

        Information concerning the credit facility provided to the Company by CLBN set forth in Note 4 of the Notes to the Financial Statements beginning on page 13.



                                     PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1) and (2)   Financial Statements and Schedules

             The financial statements listed in the accompanying Index to Financial Statements at Page 7 herein are filed as part of this Form 10-K.

        (a)(3)  Exhibits:

             The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

        (b)  Reports on Form 8-K:

             During the three months ended December 31, 1994, no reports on Form 8-K were filed by the Company.

        (c)  Other Exhibits:  Exhibit 11 is attached hereto

        (d)  Other Financial Statement Schedules:  None



                                    SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PATHE COMMUNICATIONS CORPORATION


                                  by  /s/ Fredric S. Newman
                                       Fredric S. Newman
                                           President
   Dated:  March 10, 1995



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                 /s/ Fredric S. Newman                      Director, President, Secretary and                 March 10, 1995


                     Fredric S. Newman                      Treasurer (Principal Executive,
                                                            Financial and Accounting Officer)




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

     3.3 By-Laws of the Company as amended through May 6, 1993 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).

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

     4.3 Indenture, dated as of April 15, 1986, between the Company and Manufacturers Hanover Trust Company of California, as Trustee, in regard to $26,500,000 12-7/8% Senior Sub-ordinated Debentures due 2001 (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 Registration Statement No. 33-3333 filed February 14, 1986).

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

    10.3 Agreement dated as of May 1, 1993 by and between the Company and Fredric S. Newman (incorporated by reference to Exhibit
                  10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

    10.6 Heads of Agreement, dated December 29, 1989, among Cannon Tuschinski Theaters B.V., Cannon Tuschinski Beheer B.V., Cannon Cinema B.V., Holland Exhibitors B.V., Theaterbedrijf Cinerama Exhibitors Nederland B.V., Nationale Bioscoop Ondernemingen B.V., Cinerama Amsterdam B.V., Cannon Theaters (Nederlands) N.V. and Exploitatiemaatschappij "Midden-Hofstad" B.V. (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

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

   10.12 Subscription Agreement, dated November 1, 1990, between the Company and Comfinance S.A. (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 29, 1990)

   10.13 Promissory Note, dated November 15, 1990, from Transmarine Holdings S.A. payable to the Company (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 29, 1990).

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

   10.20 Assignment, Assumption and Release Agreement among Pathe Communications Corporation, Melia International N.V. and Credit Lyonnais Bank Nederland N.V., dated as of April 15, 1991 (incorporated by reference to Exhibit 10(8) to MGM--

                  Pathe Communications Co. Form 8-K dated May 3, 1991).

   10.21 Agreement regarding Certain Corporate Governance Matters for MGM-Pathe Communications Co. dated April 15, 1991 among Giancarlo Parretti, the Company and MGM-Pathe Communications Co. (incorporated by reference to Exhibit 10(11) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

   10.22 Agreement regarding Certain Corporate Governance Matters for Pathe Communications Corporation, among Giancarlo Parretti, the Company and the Company's majority stockholders (incorporated by reference to Exhibit 10(12) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

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

     11.          Computation of Earnings (Loss) Per Common Share.