Form 10-Q
period 1995-03-31
PATHE COMMUNICATIONS CORP
filed 1995-05-15
CIK 720695

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

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

     As of May 10, 1995 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.


                       PATHE COMMUNICATIONS CORPORATION


                                     INDEX


                                                                      PAGE NO.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets . . . . . . . . . . . . . . .                    3

   Condensed Statements of Operations . . . . . . . . . .                    4

   Condensed Statements of Cash Flows . . . . . . . . . .                    5

   Notes to Condensed Financial Statements  . . . . . . .                    6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations  . . . .                   12


PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . .                   14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .                   14


EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                                          PATHE COMMUNICATIONS CORPORATION

                                              CONDENSED BALANCE SHEETS

                                                   (in thousands)

                                                                            March 31,               Dec. 31,
                                                                               1995                   1994
                                                                           (unaudited)
 ASSETS:

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .              $    1,900             $       44

 Accounts and notes receivable . . . . . . . . . . . . . . . . . .                     -                    2,556

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                     559                    581

                                                                                $    2,459             $    3,181

 LIABILITIES AND STOCKHOLDERS' DEFICIT:

 LIABILITIES:

 Accounts payable and accrued
 liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              $   66,934             $   62,346
 Matured debt payable  . . . . . . . . . . . . . . . . . . . . . .                  14,599                 14,599
 Bank and other debt . . . . . . . . . . . . . . . . . . . . . . .                 179,206                179,206
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                     560                    560
 Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . .                  30,905                 30,811

   Total liabilities . . . . . . . . . . . . . . . . . . . . . . .                 292,204                287,522

 STOCKHOLDERS' DEFICIT:

 Preferred stock - $.01 par value, authorized 200,000,000 shares, none outstanding  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                       -                      -
 Common stock - $.01 par value, authorized 200,000,000 shares;
 issued and outstanding,
 116,746,810 shares in 1994 and
 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,167                  1,167
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                 906,808                906,808
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .              (1,197,720)            (1,192,316)

   Total stockholders' deficit . . . . . . . . . . . . . . . . . .                (289,745)              (284,341)
                                                                                $    2,459             $    3,181


The accompanying Notes to Condensed Financial Statements are an integral part of these statements.



                                          PATHE COMMUNICATIONS CORPORATION

                                         CONDENSED STATEMENTS OF OPERATIONS

                                       (in thousands, except per share data)

                                                    (unaudited)

                                                                                         Qtr. Ended March 31,
                                                                                         1995            1994

 General corporate administration
 expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   562         $   538

 Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (562)           (538)

 Other income (expenses):
   Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,842)         (4,152)
   Interest and other income
   (expense), net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -

 Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,404)         (4,690)
 Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -

 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(5,404)        $(4,690)

 Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (0.05)        $ (0.04)

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.



                                      PATHE COMMUNICATIONS CORPORATION

                                     CONDENSED STATEMENTS OF CASH FLOWS

                                               (in thousands)

                                                 (unaudited)

                                                                               Qtr. Ended March 31,
                                                                             1995                1994

 Net cash provided by (used in)
 operating activities  . . . . . . . . . . . . . . . . . . . . . .               $1,856              $(521)

 Financing activities:
   Net additions to borrowed funds . . . . . . . . . . . . . . . .                  -                  272

 Cash provided by financing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                  272

 Increase (decrease) in cash
 from operating and financing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,856               (249)

 Beginning balance - cash and
 cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .                   44                343

 Ending balance - cash and cash equivalents  . . . . . . . . . . .
                                                                                 $1,900              $  94

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.
                                                  PATHE COMMUNICATIONS CORPORATION


                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1  -  ORGANIZATION AND BASIS OF PRESENTATION

Pathe Communications Corporation ("Pathe" or the "Company") has no operating assets or sources of income and is currently dependent on Credit Lyonnais Bank Nederland N.V. ("CLBN") to fund its ongoing cash requirements. CLBN controls the voting rights with respect to approximately 97% of the Company's common stock. On May 7, 1992, CLBN foreclosed on 59,100,000 shares constituting 98.5% of the common stock of Metro-Goldwyn-Mayer, Inc. ("MGM"), which shares constituted substantially all of the assets of the Company. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


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


NOTE 3  -  BANK AND OTHER DEBT

The Company's bank and other debt are summarized as follows (in thousands):


                                                                            March 31,             December 31,
                                                                               1995                   1994
                                                                           (unaudited)
 Credit facilities . . . . . . . . . . . . . . . . . . . . . . . .                $ 29,206               $ 29,206
 Sealion note payable  . . . . . . . . . . . . . . . . . . . . . .                 150,000                150,000
                                                                                  $179,206               $179,206


CREDIT FACILITIES. The Company has an arrangement with CLBN upon which the Company's borrowings are made under the form of demand promissory notes, with interest accruing quarterly at LIBOR plus two percent. Any future advances are at the absolute discretion of CLBN. CLBN has made no commitment to the Company that it will fund any future interest or principal payments on the Company's outstanding subordinated debt, or any other obligations, and the Company currently has no other source of funding.

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

The Company has a credit arrangement with CLBN (See Note 3.). Interest of approximately $597,000 and $316,000 was charged on such facility in the quarters ended March 31, 1995 and 1994, respectively.

In connection with the foreclosure by CLBN on the shares of MGM common stock owned by the Company, the Company acquired, by right of subrogation, a claim against Melia in the amount of $343,125,754. This claim represented the amount of Melia debt owed to CLBN, which amount was secured by the pledge of the Company's MGM common stock, and which was bid-in at the foreclosure auction on May 7, 1992. On April 16, 1993, the Company filed a bankruptcy petition against Melia with the Bankruptcy Chamber of the Amsterdam District Court. Subsequent to this petition, which was joined by CLBN and other creditors, Melia was declared bankrupt on April 27, 1993 (See Note 5.).


NOTE 5  -  COMMITMENTS AND CONTINGENCIES

LITIGATION. The Company is subject to a consent decree (the "Consent Decree") entered in the United States District Court for the Central District of California in a Securities and Exchange Commission civil action commenced against the Company on November 19, 1987, entitled Securities and Exchange Commission v. The Cannon Group, Inc. et al., Case No. 87-07590. This proceeding against the Company and certain of its former directors and officers alleged, among other things, violations or aiding and abetting of violations of the antifraud, reporting, proxy, record keeping and internal controls provisions of the federal securities laws. Without admitting or denying the allegations in the Commission's complaint, the Company and certain individuals settled the action and consented to the entry of a final judgment enjoining them from violating the aforementioned provisions of the federal securities laws.

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

The Company's demurrer to the cross-complaint was granted, without leave to amend, on April 3, 1995; an appeal has been taken. The Company itself has filed a cross-claim. In addition, the Company has been advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. No trial date is currently set. The Company intends vigorously to defend this action.

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

On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Charles Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier for breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the Foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals. Defendants' motion to dismiss the complaint was granted, and plaintiffs are seeking leave to amend. The Company plans vigorously to defend the action.

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

On June 24, 1994, Ovidio Assonitis, a former employee of Cannon Pictures, Inc., together with a related corporation, filed a complaint against Cannon and the Company arising out of the termination of his employment by Cannon and challenging a settlement agreement he entered into. The Company was not served with the complaint until November, 1994, and an answer was filed on December 8, 1994, in which the Company has denied plaintiffs' allegations. Discovery is underway. A trial date in October, 1995 has been set. The Company intends to defend this lawsuit vigorously.

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

Demands for the advancement of legal fees and indemnification in the defense of certain legal actions have been made by Giancarlo Parretti, Maria Cecconi and Valentina Parretti and by Yoram Globus. The Company has rejected these demands. In addition, there have been other claims for indemnification and/or the advancement of expenses and legal fees which have been asserted from time to time by former officers, directors and/or employees of the Company, and the Company reviews each demand on a case by case basis.


NOTE 6  -  SUPPLEMENTARY CASH FLOW INFORMATION

No interest was paid during the quarters ended March 31, 1995 and 1994, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto. References to Notes refer to the notes to such statements.


GENERAL

The Company has no operating assets or sources of income (See Note 1 and "Liquidity and Capital Resources".). During the quarter ended March 31, 1995, the Company received payment of $2,530,000, representing the proceeds of a litigation settlement previously recorded as an account receivable in the Company's financial statements at December 31, 1994. That transaction resulted in net cash provided by operating activities of $1,856,000.

RESULTS OF OPERATIONS

The Company reported net losses for the quarters ended March 31, 1995 and 1994 of ($5,404,000) and ($5,173,000), or ($.05) and ($.04) per common share, respectively, based on 116,747,000 weighted average common shares outstanding.

GENERAL CORPORATE ADMINISTRATION EXPENSES

The increase in general corporate administration expenses by approximately $24,000, or 4%, for the quarter arose primarily from higher legal fees associated with litigation.

OTHER INCOME (EXPENSE)

The increase in the net interest expense by approximately $690,000 is due primarily to an increase in the principal amount borrowed from CLBN and an increase in the applicable interest rates with respect to bank and other debt, offset in part by the elimination of the interest payable on the 12-3/8% senior subordinated notes which matured on November 1, 1994.

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

COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits (See Note 5.). A significant adverse judgment in one or more of the cases could have a material impact on the Company's liquidity.

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


(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended March 31, 1995.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PATHE COMMUNICATIONS CORPORATION



Date:  May 10, 1995                by  /s/ Fredric S. Newman
                                        Fredric S. Newman
                                        President
                                        (Principal Executive,
                                        Financial and Accounting
                                        Officer)


                                                    EXHIBIT INDEX
      Exhibit       Description                                                                         Page No.
        11          Computation of Loss per Common Share                                                   17