Form 10-Q
period 1995-06-30
PATHE COMMUNICATIONS CORP
filed 1995-08-14
CIK 720695

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

     (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

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

        As of August 10, 1995 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.


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


                                               PATHE COMMUNICATIONS CORPORATION

                                                   CONDENSED BALANCE SHEETS

                                                        (in thousands)


                                                                                  June 30,               Dec. 31,
                                                                                    1995                   1994
                                                                                (unaudited)
      ASSETS:

      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .              $    1,415             $       44

      Accounts and notes receivable . . . . . . . . . . . . . . . . . .                     -                    2,556

      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                     535                    581

                                                                                     $    1,950             $    3,181

      LIABILITIES AND STOCKHOLDERS' DEFICIT:

      LIABILITIES:
      Accounts payable and accrued
      liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              $   71,382             $   62,346
      Matured debt payable  . . . . . . . . . . . . . . . . . . . . . .                  14,599                 14,599
      Bank and other debt . . . . . . . . . . . . . . . . . . . . . . .                 179,206                179,206
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                     559                    560
      Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . .                  31,014                 30,811

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .                 296,760                287,522

      STOCKHOLDERS' DEFICIT:

      Preferred stock - $.01 par value, authorized 200,000,000 shares, none outstanding  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                            -                      -
      Common stock - $.01 par value, authorized 200,000,000 shares;
      issued and outstanding,
      116,746,810 shares in 1994 and
      1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,167                  1,167
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                 906,808                906,808
      Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .              (1,202,785)            (1,192,316)

        Total stockholders' deficit . . . . . . . . . . . . . . . . . .                (294,810)              (284,341)
                                                                                     $    1,950             $    3,181


     The accompanying Notes to Condensed Financial Statements are an integral part of these statements.



                                               PATHE COMMUNICATIONS CORPORATION

                                              CONDENSED STATEMENTS OF OPERATIONS

                                            (in thousands, except per share data)

                                                         (unaudited)

                                                                                               Qtr. Ended June 30,
                                                                                              1995            1994


      General corporate administration
      expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   122         $   376

      Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (122)           (376)

      Other income (expenses):
        Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,958)         (4,825)
        Interest and other income
        (expense), net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15             -

      Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,065)         (5,201)
      Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -

      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(5,065)        $(5,201)

      Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (0.04)        $ (0.05)

     The accompanying Notes to Condensed Financial Statements are an integral part of these statements.





                                           PATHE COMMUNICATIONS CORPORATION

                                          CONDENSED STATEMENTS OF OPERATIONS

                                         (in thousands, except per share data)

                                                      (unaudited)

                                                                                 Six Months Ended June 30,
                                                                                  1995                1994

      General corporate administration expenses . . . . . . . . . . . .         $       684          $      914

      Operating Loss  . . . . . . . . . . . . . . . . . . . . . . . . .                (684)               (914)

      Other income (expenses):
        Interest expense  . . . . . . . . . . . . . . . . . . . . . . .              (9,808)             (8,976)
        Interest and other income (expense), net  . . . . . . . . . . .                  23                  -

      Loss before income taxes  . . . . . . . . . . . . . . . . . . . .             (10,469)             (9,891)
      Provision for income taxes  . . . . . . . . . . . . . . . . . . .                  -                  -

      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   (10,469)         $   (9,891)

      Net loss per common share . . . . . . . . . . . . . . . . . . . .         $     (0.09)         $    (0.08)

     The accompanying Notes to Condensed Financial Statements are an integral part of these statements.





                                           PATHE COMMUNICATIONS CORPORATION

                                          CONDENSED STATEMENTS OF CASH FLOWS

                                                    (in thousands)

                                                      (unaudited)

                                                                                 Six Months Ended March 31,
                                                                                  1995                1994

      Net cash provided by (used in)
      operating activities  . . . . . . . . . . . . . . . . . . . . . .              $1,371            $ (2,367)

      Financing activities:
        Net additions to borrowed funds . . . . . . . . . . . . . . . .                 -                 2,132

      Cash provided by financing
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                 2,132

      Increase (decrease) in cash
      from operating and financing
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,371                (235)

      Beginning balance - cash and
      cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .                  44                 343

      Ending balance - cash and cash equivalents  . . . . . . . . . . .
                                                                                     $1,415             $   108

     The accompanying Notes to Condensed Financial Statements are an integral part of these statements.
                                                     PATHE COMMUNICATIONS CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS


   NOTE 1  -  ORGANIZATION AND BASIS OF PRESENTATION

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

   The Company's bank and other debt are summarized as follows (in thousands):


                                                                                  June 30,             December 31,
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

   The Company has a credit arrangement with CLBN (See Note 3.). Interest of approximately $725,000 and $1,322,000 was charged on such facility in the quarter and six months ended June 30, 1995 respectively.

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

   On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties, Inc. and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. A motion for summary judgment filed by Pathe is set for hearing by the Court on August 16, 1995. Cross-complaints have been filed against the Company seeking damages in excess of $1,000,000 plus unspecified punitive damages. The Court sustained a demurrer by the company to the cross-complaint without leave to amend. The Company has also filed a cross-claim. In addition, the Company has been advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. No trial date is currently set. The Company intends vigorously to defend this action.

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

   Interest paid was approximately $388,000 and $913,000 during the six-month periods ended June 30, 1995 and 1994, respectively.



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto. References to Notes refer to the notes to such statements.


   GENERAL

   The Company has no operating assets or sources of income (See Note 1 and "Liquidity and Capital Resources".). During the six-month period ended June 30, 1995, the Company received payment of $2,530,000, representing the proceeds of a litigation settlement previously recorded as an account receivable in the Company's financial statements at December 31, 1994.
   That transaction resulted in net cash provided by operating activities of $1,371,000.

   RESULTS OF OPERATIONS

   The Company reported net losses for the quarters ended June 30, 1995 and 1994 of ($5,065,000) and ($5,201,000), or ($.04) and ($.05) per common share, respectively, based on 116,747,000 weighted average common shares outstanding. For the six-month periods ended June 30, 1995 and 1994 the Company reported net losses of ($10,469,000) and ($9,891,000), or ($.09)
   and ($.08), respectively.

   GENERAL CORPORATE ADMINISTRATION EXPENSES

   The decrease in general corporate administration expenses by approximately $254,000, or 68%, for the quarter and $230,000 or 25% for the six-month period was primarily the result of legal fees associated with litigation.

   OTHER INCOME (EXPENSE)

   The increase in the net interest expense by approximately $133,000 for the first quarter and $832.5 for the six-month period is due primarily to an increase in the principal amount borrowed from CLBN and an increase in the applicable interest rates with respect to bank and other debt, offset in part by the elimination of the interest payable on the 12-3/8% senior subordinated notes which matured on November 1, 1994.

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


   (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter ended June 30, 1995.



                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PATHE COMMUNICATIONS CORPORATION



   Date:  August 15, 1995             by  /s/ Fredric S. Newman
                                           Fredric S. Newman
                                           President
                                           (Principal Executive,
                                           Financial and Accounting
                                           Officer)


                                                         EXHIBIT INDEX
           Exhibit       Description                                                                         Page No.
             11          Computation of Loss per Common Share                                                   17