Form 10-Q
period 1995-09-30
PATHE COMMUNICATIONS CORP
filed 1995-11-14
CIK 720695

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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

     As of November 10, 1995 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.


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


EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                                          PATHE COMMUNICATIONS CORPORATION

                                              CONDENSED BALANCE SHEETS

                                                   (in thousands)

                                                                          September 30,             Dec. 31,
                                                                               1995                   1994
                                                                           (unaudited)

 ASSETS:

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .              $    1,312             $       44

 Accounts and notes receivable . . . . . . . . . . . . . . . . . .                     -                    2,556

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                     513                    581

                                                                                $    1,825             $    3,181

 LIABILITIES AND STOCKHOLDERS' DEFICIT:

 LIABILITIES:
 Accounts payable and accrued
 liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              $   76,142             $   62,346
 Matured debt payable  . . . . . . . . . . . . . . . . . . . . . .                  14,599                 14,599
 Bank and other debt . . . . . . . . . . . . . . . . . . . . . . .                 179,206                179,206
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                     559                    560
 Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . .                  31,124                 30,811

   Total liabilities . . . . . . . . . . . . . . . . . . . . . . .                 301,630                287,522

 STOCKHOLDERS' DEFICIT:

 Preferred stock - $.01 par value, authorized 200,000,000 shares, none outstanding  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                       -                      -
 Common stock - $.01 par value, authorized 200,000,000 shares;
 issued and outstanding,
 116,746,810 shares in 1995 and
 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,167                  1,167
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                 906,808                906,808
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .              (1,207,780)            (1,192,316)

   Total stockholders' deficit . . . . . . . . . . . . . . . . . .                (299,805)              (284,341)
                                                                                $    1,825             $    3,181


The accompanying Notes to Condensed Financial Statements are an integral part of these statements.



                                          PATHE COMMUNICATIONS CORPORATION

                                         CONDENSED STATEMENTS OF OPERATIONS

                                       (in thousands, except per share data)

                                                    (unaudited)

                                                                                       Qtr. Ended September 30,
                                                                                         1995            1994

 General corporate administration
 expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   135         $   232

 Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (135)           (232)

 Other income (expenses):
   Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,872)         (4,941)
   Interest and other income
   (expense), net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               12             -

 Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,995)         (5,173)
 Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -

 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(4,995)        $(5,173)

 Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (0.04)        $ (0.04)

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.





                                      PATHE COMMUNICATIONS CORPORATION

                                     CONDENSED STATEMENTS OF OPERATIONS

                                    (in thousands, except per share data)

                                                 (unaudited)

                                                                         Nine Months Ended September 30,
                                                                             1995                1994

 General corporate administration expenses . . . . . . . . . . . .         $       819        $      1,146

 Operating Loss  . . . . . . . . . . . . . . . . . . . . . . . . .                 (819)            (1,146)

 Other income (expenses):
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . .              (14,680)           (13,917)
   Interest and other income (expense), net  . . . . . . . . . . .                   35                 -

 Loss before income taxes  . . . . . . . . . . . . . . . . . . . .              (15,464)           (15,063)
 Provision for income taxes  . . . . . . . . . . . . . . . . . . .                   -                 -

 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   (15,464)        $   (15,063)

 Net loss per common share . . . . . . . . . . . . . . . . . . . .         $     (0.13)         $    (0.13)

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.





                                      PATHE COMMUNICATIONS CORPORATION

                                     CONDENSED STATEMENTS OF CASH FLOWS

                                               (in thousands)

                                                 (unaudited)

                                                                         Nine Months Ended September 30,
                                                                             1995                1994

 Net cash provided by (used in)
 operating activities  . . . . . . . . . . . . . . . . . . . . . .               $1,268           $ (2,890)

 Financing activities:
   Net additions to borrowed funds . . . . . . . . . . . . . . . .                  -                2,597

 Cash provided by financing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                2,597

 Increase (decrease) in cash
 from operating and financing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,268               (293)

 Beginning balance - cash and
 cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .                   44                343

 Ending balance - cash and cash equivalents  . . . . . . . . . . .
                                                                                 $1,312             $   50

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.
                                                  PATHE COMMUNICATIONS CORPORATION


                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1  -  ORGANIZATION AND BASIS OF PRESENTATION

Pathe Communications Corporation ("Pathe" or the "Company") has no operating assets or sources of operating income and has been, and is currently, dependent on Credit Lyonnais Bank Nederland N.V. ("CLBN") to fund its ongoing cash requirements. CLBN controls the voting rights with respect to approximately 97% of the Company's common stock. On May 7, 1992, CLBN foreclosed on 59,100,000 shares constituting 98.5% of the common stock of Metro-Goldwyn-Mayer, Inc. ("MGM"), which shares constituted substantially all of the assets of the Company. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


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

The Company's bank and other debt are summarized as follows (in thousands):


                                                                          September 30,           December 31,
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


CREDIT FACILITIES. The Company has an arrangement with CLBN under which the Company's borrowings are made under the form of demand promissory notes, with interest accruing quarterly at LIBOR plus two percent. Any future advances are at the absolute discretion of CLBN. CLBN has made no commitment to the Company that it will fund any future expenses, including interest or principal payments on the Company's outstanding subordinated debt, or any other obligations, and the Company currently has no other source of institutional funding.

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

The Company has a credit arrangement with CLBN (See Note 3.). Interest of approximately $667,000 and $1,989,000 was charged on such facility in the quarter and nine months ended September 30, 1995 respectively.

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

On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties, Inc. and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. Cross-complaints have been filed against the Company seeking damages in excess of $1,000,000 plus unspecified punitive damages.
The Company has entered into a settlement of all claims with the original plaintiffs in this action at a cost to the Company of approximately $13,000. The Court sustained a demurrer by the Company to all causes of action against it in relation to the cross-complaint, without leave to amend. The plaintiffs are appealing this action. The Company has also filed a cross-claim. In addition, the Company has been advancing defense costs to a former employee and will indemnify him subject to an undertaking for reimbursement under certain circumstances. The Company intends vigorously to defend this action.

On June 18, 1991, a complaint was filed in the United States District Court for the Central District of California against the Company, MGM, Messrs. Parretti, Fiorini, Globus and Aurelio Germes and Maria Cecconi (Mr. Parretti's wife) on behalf of a purported class which acquired MGM's 13% Subordinated Debentures due 1996. On October 10, 1991, J. Phillip Williams, on behalf of a group of MGM bondholders, filed a complaint in the United States District Court for the Central District of California against the Company, MGM, CLBN and Mr. Parretti which alleges that the defendants violated U.S. securities laws, and conspired to deceive plaintiffs about MGM's financial condition, markets, and business prospects, thereby artificially inflating the price of MGM's securities. The complaint seeks unspecified damages. The Company answered the complaint on November 5, 1991. Limited discovery was conducted regarding class certification. On March 23, 1992, the court heard and denied Williams' motion for class certification. On May 18, 1992, the court denied Williams' motion for reconsideration. On July 22, 1992, another bondholder, Herbert Eisen, moved to intervene in the lawsuit. After limited discovery was conducted regarding intervention, the court granted Mr. Eisen's motion to intervene. On December 15, 1992, Mr. Eisen filed a complaint-in-intervention that mirrors the allegations in the Williams' complaint. The Company and MGM answered Eisen's complaint-in-intervention on December 29, 1992. On October 26, 1993, the parties entered into a Stipulation of Settlement which would dispose of this matter subject to Court approval. An Order preliminarily approving the settlement was entered on October 10, 1995; that Order sets the hearing to determine final approval for February 12, 1996. The settlement, if approved, would create a fund of $4,500,000 against which injured class members may make a claim. Any unclaimed portion of the fund will be returned to the contributing defendants. The Company has accrued $2,250,000 to fund the settlement.

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

On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Charles Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier for breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the Foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals. Defendants' motion to dismiss the complaint was granted. The plaintiffs have appealed this decision to the Delaware Supreme Court and oral arguments were heard on November 10, 1995. The Company plans vigorously to defend the action.

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

On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on PCC's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. The Company believes that plaintiffs' claims are largely barred because they were previously adjudicated in a Delaware court, but the trial court denied defendants' motion for summary judgment. Discovery is being conducted at this time. No trial date has been set. The Company intends to defend this lawsuit vigorously.

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

The Company was named a third party defendant in an action brought by CLBN in the United States District Court for the Central District of California against Tracinda Corporation, Kirk Kerkorian, Jeffrey Barbakow and Stephen Silbert. Those parties claimed that if they were held liable to CLBN in the principal suit, the Company would be obligated to indemnify them for their damages and the attorneys' fees expended in defending themselves. There was also other pending litigation involving claims by, against and among CLBN and MGM, on the one hand, and Tracinda Corporation, Kirk Kerkorian, and other related entities and individuals, on the other hand, in the California State courts. The Company was a party to certain of these actions. All of the claims and counterclaims in these actions have been settled under terms which impose no material financial obligations on the company.

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

Interest paid was approximately $388,000 and $913,000 during the nine-month periods ended September 30, 1995 and 1994, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto. References to Notes refer to the notes to such statements.


GENERAL

The Company has no operating assets or sources of income (See Note 1 and "Liquidity and Capital Resources"). During the nine-month period ended September 30, 1995, the Company paid its operating and administrative expenses and certain other obligations, including interest on subordinated debt, from the proceeds of a litigation settlement previously reported. That transaction resulted in net cash provided by operating activities of $1,371,000.

RESULTS OF OPERATIONS

The Company reported net losses for the quarters ended September 30, 1995 and 1994 of ($4,995,000) and ($5,173,000), or ($.04) and ($.04) per common share, respectively, based on 116,747,000 weighted average common shares outstanding. For the nine-month periods ended September 30, 1995 and 1994 the Company reported net losses of ($15,464,000) and ($15,063,000), or ($.13) and ($.13),
respectively.

GENERAL CORPORATE ADMINISTRATION EXPENSES

The decrease in general corporate administration expenses by approximately $97,000, or 42%, for the quarter and $327,000 or 29% for the nine-month period was primarily the result of legal fees associated with litigation.

OTHER INCOME (EXPENSE)

The decrease in the net interest expense by approximately $69,000 for the quarter and the increase by approximately $763,000 for the nine-month period is due primarily to fluctuations in the applicable interest rates with respect to bank and other debt. Interest amounts were also affected by an increase in the principal amount borrowed from CLBN and by the elimination of the interest payable on the 12-3/8% senior subordinated notes which matured on November 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently dependent on CLBN for additional capital to fund its expenses and obligations in excess of cash on hand. CLBN may, in its absolute discretion, decide whether to advance additional funds to the Company. Additionally, the Company is in default on its existing indebtedness to Sealion.

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


(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PATHE COMMUNICATIONS CORPORATION



Date:  November 14, 1995           by  /s/ Fredric S. Newman
                                        Fredric S. Newman
                                        President
                                        (Principal Executive,
                                        Financial and Accounting
                                        Officer)


                                                    EXHIBIT INDEX
      Exhibit       Description                                                                         Page No.
        11          Computation of Loss per Common Share                                                   17
        27          Financial Data Schedule