Form 10-K
period 1995-12-31
PATHE COMMUNICATIONS CORP
filed 1996-04-03
CIK 720695

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                   FORM 10-K

(Mark One)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1995

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



                                (212) 689-8808
             (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 1996, 116,746,810 shares of Registrant's common stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates is indeterminate because the Registrant's common stock is not listed on a national stock exchange and is not actively traded.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                              Page 1 of 27 Pages
                           Exhibit Index on Page 24

                                    PART I

ITEM 1.  BUSINESS

     Pathe Communications Corporation (the "Company" or "Pathe") is a Delaware corporation conducting no business activities. It has no operating assets or sources of operating income. The Company has total liabilities in excess of $306,000,000 and a negative net worth.

     Since before May of 1993, when the present management was elected, Pathe has been dependent on Credit Lyonnais Bank Nederland N.V., a Dutch banking institution ("CLBN"), for the capital needed to meet its on-going expenses. The Company is informed that in the fourth quarter of 1995, the stock of CLBN was sold by CLBN'S parent, Credit Lyonnais, S.A., to Generale Bank N.V.

("Generale Bank") and CLBN's name was changed to Generale Bank Nederland N.V. CLBN owns or controls the voting rights of approximately 97% of the Company's common stock. CLBN is also a major creditor of the Company. CLBN has provided funding in the exercise of its absolute and sole discretion. There is no contractual obligation with the Company requiring CLBN's continued funding; nor is CLBN obligated to forbear in demanding payment of the outstanding balance on the Company's demand promissory note. The last funding advance by CLBN to the Company was in November of 1994. The Company has no commitment from CLBN that it will continue to provide funding, nor does the Company have any information as to whether CLBN will provide any additional capital to the Company when needed in the future nor does the Company have any information regarding the potential effects of the acquisition of CLBN by Generale Bank on its access to additional capital.

     During the 1995 fiscal year, proceeds from the settlement of a stockholder derivative action in the amount of $2,555,000 provided all of the funds needed to meet the Company's on-going expenses. The funds remaining from that settlement are not sufficient to meet expected 1996 expenses and interest payments on the Company's outstanding subordinated debt.

     The Company has no employees. The Company does not expect to acquire any operating assets or sources of income, or to engage in any business activities, in the foreseeable future.

     The Company's predecessor-in-interest, The Cannon Group, Incorporated ("Cannon"), was incorporated in New York on October 23, 1967. Cannon subsequently effected a merger into the Company, which was effective under New York law in 1985. In May of 1992, the Company took additional actions in Delaware to correct certain deficiencies under Delaware law with respect to the merger. In the years prior to 1993, the Company had been engaged in the financing, production and worldwide distribution of theatrical motion pictures and television programming, and the operation of motion picture theaters in the United Kingdom, the Netherlands, and Denmark.

     The Company has its principal executive offices at 10 East 40th Street, New York, New York 10016, telephone (212) 689-8808.


ITEM 2.  PROPERTIES

     None.


ITEM 3.  LEGAL PROCEEDINGS

     Information regarding material pending legal proceedings set forth in
Note 6 of the Notes to the Financial Statements beginning on page 12 hereof is incorporated herein by reference. Because of the Company's financial condition and lack of operating income, a significant adverse judgment in one or more of the cases described therein could have a material effect on the Company.


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

     As of March 11, 1996, there were 1,493 holders of record and approximately 3,191,936 shares were held by stockholders other than officers, directors, members of their immediate families and concentrated holdings of 10% or more. The Company's stock is subject to deregistration with the Commission if the Company has less than 300 holders of record, in which event the Company would no longer file public reports with the Commission.

     The Company has not paid any dividends on its common stock during 1995, 1994 or 1993. The Company's subordinated debt indentures contain covenants that limit the Company's ability to pay dividends. In light of the Company's current financial condition and state of operations, the Company does not anticipate the payment of any dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1995 have been derived from the financial statements of the Company and notes thereto, which have been audited by independent accountants.

                                                       Selected Financial Data
                                                (in thousands, except per share data)
                                                                                  Fiscal years ended
                                                                1995        1994         1993      1992(1)     1991(1)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .  $      -    $      -    $      -     $      -    $      -
Operating loss  . . . . . . . . . . . . . . . . . . . . . .      (803)     (1,416)     (10,644)     (7,006)    (13,536)
Equity in net loss of subsidiaries  . . . . . . . . . . . .         -           -            -    (125,037)   (341,485)
Extraordinary items(2)  . . . . . . . . . . . . . . . . . .         -           -            -    (319,732)          -
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .   (20,642)    (16,635)     (26,163)   (472,838)   (352,935)
Net loss per share  . . . . . . . . . . . . . . . . . . . .      (.18)       (.14)        (.22)      (4.05)      (3.02)
Total assets  . . . . . . . . . . . . . . . . . . . . . . .     1,438       3,181        1,356         975     540,838
Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .   225,039     224,615      220,568     206,252     308,971
Cash dividends declared . . . . . . . . . . . . . . . . . .         -           -            -           -           -

(1) Prior to May 7, 1992, the Company was engaged, through the ownership of a 98.5% interest in MGM, Inc., in the production and distribution of motion pictures. All amounts have been presented on a separate company (parent only) basis.
(2) In 1992, CLBN foreclosed on the common stock of MGM, Inc., and the Company recorded a loss of $319,732,000.

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


                             Results of Operations

1995 Versus 1994 Operations

     General. The Company reported a net loss for 1995 of $20,642,000, or $.18 per common share, as compared to a net loss of $16,635,000, or $.14 per common share, for 1994, in both years based on 116,746,810 weighted average common shares outstanding.

     General Corporate Administration Expenses. General corporate administration expenses decreased $613,000 (approximately 43%) for 1995 due primarily to reductions in legal costs associated with litigation.

     Other Income (Expense). Net interest expense increased by $365,000 for 1995 due primarily to an increase in the average interest rate on bank and other debt for 1995 (See Note 2.).

1994 Versus 1993 Operations

     General. The Company reported a net loss for 1994 of $16,635,000, or $.14 per common share, as compared to a net loss of $26,163,000, or $.22 per common share, for 1993, in both years based on 116,746,810 weighted average common shares outstanding.

     General Corporate Administration Expenses. General corporate administration expenses decreased $9,228,000 (approximately 87%) for 1994 due primarily to reductions in legal costs associated with litigation, in legal settlement expenses and in reserves for pending litigation.

     Other Income (Expense). Net interest expense increased by $3,636,000 for 1994 due primarily to an increase in the average interest rate on bank and other debt for 1994 (See Note 2.).

     During 1994, two litigation matters involving the Company were settled generating $4,255,000 in "legal settlements, net" for the year, of which $2,555,000 was the receivable expected from the settlement of a stockholder derivative action and the balance was a reduction in the reserve for pending litigation (See Note 6.).


                        Liquidity and Capital Resources

     The Company has since before May of 1993 been dependent on CLBN for the capital needed to meet its on-going expenses. The last advance by CLBN to the Company was in November of 1994. In the fourth quarter of 1995 CLBN was acquired by Generale Bank. The Company has no information as to whether CLBN will provide any additional capital to the Company in the future nor does the Company have any information regarding the potential effects of the acquisition of CLBN by Generale Bank on its access to additional capital.

     During the 1995 fiscal year, proceeds from the settlement of a stockholder derivative action in the amount of $2,555,000 provided all of the funds needed to meet the Company's on-going expenses. The funds remaining from that settlement are not sufficient to meet 1996 expenses and the Company has no other source of funds to meet expenses for 1996 or future years.

     The indentures governing the Company's subordinated debentures call for sinking fund payments for the redemption of a portion of such debentures in April of 1996. The Company has satisfied such obligation from previously acquired debentures with respect to all but $1,296,000 in principal amount of one of such debentures. If CLBN is unwilling to provide the Company with the debentures or cash to meet such obligation, the Company will be in default with respect to the indentures and the debenture holders will have the right to accelerate payment of principal in the amount of $34,885,000 with respect to all debentures outstanding.

     The credit extended by CLBN to date, the accrued interest on that credit and the principal and interest otherwise payable on the subordinated debt held by CLBN, all of which are currently due and payable, exceed $60,000,000. Furthermore, principal and accrued interest on the Sealion loan, all of which are currently due and payable, exceed $202,000,000. The Company has no operating assets or other sources of income to provide payment for such amounts. Furthermore, if either CLBN or Sealion were to enforce payment, such enforcement would give rise to acceleration of the $34,885,000 in principal amount outstanding with respect to the subordinated debentures.

     Whether the Company is able to meet operating expenses and interest payments on its subordinated debt during 1996 and future years depends entirely on the willingness of CLBN to advance the funds to meet such obligations, and to forbear from enforcing payment of amounts already due and payable. CLBN is under no obligation to the Company and has not indicated any intention to advance additional funds to the Company.

     Restriction on the Issuance of New Equity Securities. The Company is subject to an agreement with, inter alia, CLBN pursuant to which any issuance of new equity securities of the Company must be approved by CLBN and the proceeds from any such issuance must be applied to the repayment of the Company's CLBN debt.

     Commitments and Contingencies. The Company is a party to various lawsuits (See Item 3 "Legal Proceedings" and Note 6.). A significant adverse judgment in one or more of the cases could have a material impact on the Company's liquidity.

     Impact of Interest Rates. Any increase in interest rates would increase the Company's net loss and increase the amount of the Company's accrued interest payable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                        PATHE COMMUNICATIONS CORPORATION

                                                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                            Page
                 Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

                 Financial Statements:
                          Balance Sheets as of December 31,
                            1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
                          Statements of Operations for the
                            Fiscal Years Ended December 31,
                            1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
                          Statements of Stockholders' Deficit
                            for the Fiscal Years Ended December
                            31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
                          Statements of Cash Flows for the
                            Fiscal Years Ended December 31,
                            1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
                          Notes to the Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Financial Statement Schedules:

     All financial statement schedules are omitted since the required information is not applicable, is not material or is otherwise included in the financial statements and notes thereto.

                         Independent Auditors' Report


Pathe Communications Corporation:

We have audited the financial statements of Pathe Communications Corporation ("the Company") as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has no operating assets or any other source of operating income. In addition, all of the Company's bank indebtedness (see
Note 2) is currently due and payable and enforcement of payment of such bank debt would constitute an event of default under the Company's subordinated debt indentures which could accelerate the maturity of the Company's subordinated debt at face value. The Company is currently dependent on the day-to-day financial support and forbearance of CLBN from which there is no commitment to continue making funds available to the Company. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty referred to in the preceding paragraph been known, we are unable to, and do not, express an opinion on the accompanying financial statements.


                              KPMG Peat Marwick LLP

Los Angeles, California
March 22, 1996

                                                  PATHE COMMUNICATIONS CORPORATION

                                                           BALANCE SHEETS
                                                (in thousands, except per share data)

                                                                              December 31,
                                                                            1995         1994
                                 ASSETS                                       $831        $44
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .
Accounts and notes receivable . . . . . . . . . . . . . . . . . . . . .        118      2,556
Deferred loan costs . . . . . . . . . . . . . . . . . . . . . . . . . .        489        581
                                                                            $1,438     $3,181

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . .    $10,752    $10,868
  Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . .     70,071     51,478
  Matured debt payable (Note 3) . . . . . . . . . . . . . . . . . . . .     14,599     14,599
  Bank and other debt (Note 2)  . . . . . . . . . . . . . . . . . . . .    179,206    179,206
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        559        560
  Subordinated debt (Note 3)  . . . . . . . . . . . . . . . . . . . . .     31,234     30,811
         Total liabilities                                                 306,421    287,522

Stockholders' deficit:
  Preferred stock, $.01 par value.
    Authorized 200,000,000 shares; none outstanding . . . . . . . . . .          -          -
  Common stock, $.01 par value.
    Authorized 200,000,000 shares; issued and outstanding,
    116,746,810 shares  . . . . . . . . . . . . . . . . . . . . . . . .      1,167      1,167
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .    906,808    906,808
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . (1,212,958)(1,192,316)
         Net stockholders' deficit  . . . . . . . . . . . . . . . . . .   (304,983)  (284,341)
                                                                            $1,438     $3,181


See accompanying Notes to Financial Statements.

                                                  PATHE COMMUNICATIONS CORPORATION

                                                      STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)

                                                                             Year Ended December 31,
                                                                       1995           1994           1993
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .$       -      $       -       $       -
Corporate administrative expense  . . . . . . . . . . . . . . . .      803          1,416          10,644
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . .     (803)        (1,416)        (10,644)
Other income (expense):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . .  (19,839)       (19,474)        (15,838)
  Interest and other income, net  . . . . . . . . . . . . . . . .        -               -            319
Legal settlements, net  . . . . . . . . . . . . . . . . . . . . .        -          4,255               -
Loss before income taxes  . . . . . . . . . . . . . . . . . . . .  (20,642)       (16,635)        (26,163)
Provision for income taxes (Note 4) . . . . . . . . . . . . . . .        -               -              -
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (20,642)       (16,635)        (26,163)
Net loss per common share . . . . . . . . . . . . . . . . . . . .   $(0.18)        $(0.14)         $(0.22)



See accompanying Notes to Financial Statements.


                                                  PATHE COMMUNICATIONS CORPORATION

                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                           (in thousands)
                                                        Year Ended December 31, 1995, 1994 and 1993
                                              Common Stock
                                                                         Additional                            Net
                                                                          Paid-In         Accumulated     Stockholders'
                                         Shares           Amount          Capital           Deficit          Deficit
Balances at December 31, 1992             116,747           $1,167         $906,808       $(1,149,518)       $(241,543)
Net loss                                        -                -                -           (26,163)         (26,163)
Balances at December 31, 1993             116,747           $1,167         $906,808       $(1,175,681)       $(267,706)
Net loss                                        -                -                -           (16,635)         (16,635)
Balances at December 31, 1994             116,747           $1,167         $906,808       $(1,192,316)        $284,341
Net loss                                        -                -                -           (20,642)         (20,642)
Balances at December 31, 1995             116,747           $1,167         $906,808       $(1,212,958)       $(304,983)


See accompanying Notes to Financial Statements.

                                                  PATHE COMMUNICATIONS CORPORATION

                                                      STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                               Year Ended December 31,
                                                                    1995                 1994                1993
Cash flows from operating activities:
 Net loss                                                         $(20,642)              $(16,635)           $(26,163)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
   Amortization of debt costs                                          423                    744                 718
 Changes in operating assets and liabilities:
   Accounts receivable and deferred loan costs                       2,530                 (2,123)                (82)
   Accounts payable, accrued interest and other liabilities         18,476                 14,411              12,228
Net cash provided by (used in) operating activities                    787                 (3,603)            (13,299)
Cash flows from financing activities:
 Borrowings under line of credit                                         -                  5,794              13,598
 Repayment of subordinated debt                                          -                 (2,490)                  -
Net cash provided by financing activities                                -                  3,304              13,598
Net increase (decrease) in cash and cash equivalents                   787                   (299)                299
Cash and cash equivalents - beginning of year                           44                    343                  44
Cash and cash equivalents - end of year                               $831                    $44                $343

See Supplemental Cash Flow information at Note 7.


See accompanying Notes to Financial Statements.

                       PATHE COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pathe Communications Corporation ("Pathe" or the "Company") has no operating assets or sources of income. Credit Lyonnais Bank Nederland N.V. ("CLBN") controls the voting rights with respect to approximately 97% of the Company's common stock. The Company has been informed that in the fourth quarter of 1995, the stock of CLBN was sold by CLBN's parent, Credit Lyonnais, S.A., to Generale Bank N.V. ("Generale Bank"). The Company is currently dependent on CLBN to fund all of its ongoing cash requirements.

Risks and Uncertainties

The Company is a defendant in numerous lawsuits claiming significant compensatory and punitive damages (see Note 6). The ultimate outcome of this litigation cannot presently be determined. Accordingly, provision for the ultimate liability that may result upon adjudication has not been recognized in the accompanying financial statements.

In addition, all of the Company's bank indebtedness (see Note 2) is currently due and payable and enforcement of payment of such bank debt would constitute an event of default under the Company's subordinated debt indentures, which could accelerate the maturity of the Company's subordinated debt at face value. The Company is currently dependent on the day-to-day financial support and forbearance of CLBN from which there is no commitment to continue making funds available to the Company. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Debt Issuance Costs. Debt issuance costs are capitalized when incurred and, together with original issue discount, are amortized over the term of the related debt utilizing the bonds outstanding method.

Use of Estimates. The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and contingent assets and contingent liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Fair Value of Financial Instruments. The fair value of the Company's debt instruments are not determinable because there is no public market for the Company's debt, no debt, to the knowledge of the Company, is currently being traded and there is uncertainty as to the ability of the Company to meet its financial obligations.

Current Accounting Pronouncements. During 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 121 and No. 123, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of," and "Accounting for Stock-Based Compensation," respectively. The Company will adopt these statements effective January 1, 1996 and no material impact on the financial statement is expected.

NOTE 2.  BANK AND OTHER DEBT

The Company's bank and other debt, all of which is currently payable, is summarized as follows (in thousands):

                                                         December 31,
                                                1995                       1994
CLBN credit                                          $29,206                    $29,206
Sealion note payable                                 150,000                    150,000
                                                    $179,206                   $179,206


CLBN Credit. Under a credit arrangement the Company has had with CLBN, the Company has borrowed funds from CLBN as needed to meet operating expenses.
All such borrowings have been made under form of demand promissory notes bearing interest at two percentage points above LIBOR. CLBN has made no commitment to advance any funds to the Company in the future and any such funds will be advanced only at the discretion of CLBN. Interest expense related to the credit extended by CLBN was $2,687,000, $1,820,000 and $1,045,000 for each of the three years ended December 31, 1995, 1994 and 1993, respectively, and the weighted average interest rates (based on the average ending monthly balances) were 8.08%, 7.10% and 5.21%, respectively.

Sealion Note Payable. The Company is currently in default on a loan of $150,000,000 borrowed from Sealion Corporation N.V. ("Sealion"), a company affiliated with SASEA Holding S.A. ("SASEA") and with prior management of the Company, the proceeds of which were lent to Melia International N.V. ("Melia"), the Company's major stockholder. Sealion has assigned, as collateral security, its receivable from the Company to Credit Lyonnais S.A., the parent of CLBN prior to the sale of the stock of CLBN to Generale Bank in the fourth quarter of 1995. The Company's obligation is guaranteed by Melia and collateralized by approximately 51% of the Company's outstanding stock. The obligation, which has been due and payable as to principal since 1992, bears interest at two percentage points above LIBOR. Interest expense accrued with respect to this loan was $12,340,000, $10,644,000 and $7,864,000 for
1995, 1994 and 1993, respectively, and the weighted average interest rates were 8.08%, 7.10% and 5.21%, respectively.

NOTE 3.  SUBORDINATED DEBT

The Company's subordinated debt is summarized as follows (in thousands):

                                                                    December 31,
                                                                 1995         1994
12 7/8% senior subordinated debentures                         $27,473       $27,050
8 7/8% convertible senior subordinated debentures                3,761         3,761
                                                               $31,234       $30,811


12 7/8% and 8 7/8% Debentures. The 12 7/8% senior subordinated debentures and 8 7/8% convertible senior subordinated debentures are due on April 15, 2001 and are currently redeemable at the option of the Company. Of the $31,124,000 face value of the 12 7/8% debentures outstanding, $15,035,000 was issued with an original issue discount of $4,603,000. The unamortized portion of the original issue discount was $3,651,000 and $4,074,000 as of December 31, 1995 and 1994, respectively.

The Company is obligated to redeem the debentures by making (i) annual sinking fund payments in amounts equal to 15% of the principal amount of the debentures originally issued and (ii) semi-annual payments, for so long as the Company's net worth is less than $37,500,000, in amounts equal to 10% of the principal amount of the debentures currently outstanding. The Company's payment obligations can in each case be satisfied by delivering to the trustee debentures with a like face amount. The Company's 1996 and 1997 payment obligations not already satisfied with previously acquired debentures are as follows (in thousands):

Redemption date                     Principal
                                     Amount
April, 1996                               $1,296
September, 1996                            1,504
1997                                       7,291
1998                                       7,291
1999                                       7,291
2000                                      21,636


The indentures governing the debentures contain various covenants including reporting requirements and dividend and stock purchase limitations. The indentures also contain provisions for default and acceleration of principal upon the occurrence of such events as (i) the acceleration of maturity of any other debt of the Company, (ii) final judgment in an amount exceeding $2,000,000 rendered against the Company and not satisfied within 60 days or
(iii) action under the bankruptcy laws commenced by or against the Company. While all of the Company's debt held by CLBN and Sealion is currently due and payable, no demand has yet been made for payment and no event of default under the indentures has yet occurred.

12-3/8% Notes. On November 1, 1994, the Company's 12-3/8% senior subordinated notes then outstanding became due and payable. Payment with respect to $2,490,000 in principal amount was made in accordance with the terms thereof. Payment of the remaining $14,599,000 principal amount thereof, which was held by CLBN, was not made and is included in the financial statements as matured debt payable. The Company has recently received an inquiry from an entity claiming to be the beneficial owner of approximately $6,000,000 in principal amount of such notes held of record by CLBN and demanding payment thereon.
The Company is investigating the circumstances surrounding such claims.

CLBN's Holdings. An aggregate of $27,891,000 of the Company's subordinated debt is held by CLBN. Payments of principal and interest on that portion held by CLBN have not been made since October of 1993. At December 31, 1995, an aggregate of $11,253,000 in interest and $14,599,000 in principal otherwise payable to CLBN had not been made. The Company has not made any provision for the accrual of interest on the amounts payable to CLBN, although CLBN might in the future make a claim on the Company for such interest.


NOTE 4.  DOMESTIC AND FOREIGN TAXES

Due to its limited activities, the Company has incurred no currently payable income tax liabilities.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the year ended December 31, 1993. This statement requires the use of the liability method of accounting for deferred income taxes. The implementation did not have a material impact as all deferred tax assets were offset against valuation allowances as a result of loss carry forwards which are not expected to be realized.

For income tax reporting purposes, the Company has available approximately $89,555,000 in Federal net operating loss carry forwards on a parent-only reporting basis. Additionally, the Company has available approximately $429,445,000 in capital loss carry forwards.

The Company has incurred miscellaneous state franchise and other local license fees, all of which have been treated as general and administrative costs rather than as income tax expenses.


NOTE 5.  RELATED PARTY TRANSACTIONS

CLBN has provided the Company with a credit facility and holds as collateral security the Sealion note payable (See Note 2.). Interest in the aggregate amount of approximately $15,027,000 and $12,463,000 was charged on these two borrowings during 1995 and 1994, respectively.
In addition, CLBN is the holder of $27,891,000 in principal amount of subordinated debentures issued by the Company. As the Company has no operating assets or significant sources of income, CLBN has agreed to forgo its receipt of interest on the debentures it holds (See Note 3.).


NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

The Commission concluded an investigation into certain transactions effected by prior management of the Company, and the Commission has advised the Company that it will not take action against the Company or its present management. The Company cooperated fully with the Commission in its investigation. Finally, the Consent Decree imposed upon the Company certain current disclosure requirements, including an updated report of transactions with Video Medien Pool Productions and Vertriebs GmbH. The Company's current management has no knowledge of these transactions and, to the extent that current reporting is still required, the Company may be in default of its obligations under the Consent Decree. This matter has also been discussed with the Commission staff.

On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties, Inc. and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. Cross-complaints have been filed against the Company seeking damages in excess of $1,000,000 plus unspecified punitive damages.
The Company has entered into a settlement of all claims with the original plaintiffs in this action at a cost to the Company of approximately $13,000. The Court sustained a demurrer by the Company to all causes of action against it in relation to the cross-complaint, without leave to amend. In September, 1995, the court entered a judgment in favor of the defendants, including the Company, and in January, 1996, the Company and MGM were awarded attorneys' fees and costs in the amount of $416,727. The cross-complainants are appealing this action. The Company intends vigorously to oppose the appeal.

On June 18, 1991, a complaint was filed in the United States District Court for the Central District of California against the Company, MGM, Messrs. Parretti, Fiorini, Globus and Aurelio Germes and Maria Cecconi (Mr. Parretti's wife) on behalf of a purported class which acquired MGM's 13% Subordinated Debentures due 1996. On October 10, 1991, J. Phillip Williams, on behalf of a group of MGM bondholders, filed a complaint in the United States District Court for the Central District of California against the Company, MGM, CLBN and Mr. Parretti which alleges that the defendants violated U.S. securities laws, and conspired to deceive plaintiffs about MGM's financial condition, markets, and business prospects, thereby artificially inflating the price of MGM's securities. The complaint seeks unspecified damages. The Company answered the complaint on November 5, 1991. Limited discovery was conducted regarding class certification. On March 23, 1992, the court heard and denied Williams' motion for class certification. On May 18, 1992, the court denied Williams' motion for reconsideration. On July 22, 1992, another bondholder, Herbert Eisen, moved to intervene in the lawsuit. After limited discovery was conducted regarding intervention, the court granted Mr. Eisen's motion to intervene. On December 15, 1992, Mr. Eisen filed a complaint-in-intervention that mirrors the allegations in the Williams' complaint. The Company and MGM answered Eisen's complaint-in-intervention on December 29, 1992. On October 26, 1993, the parties entered into a Stipulation of Settlement which would dispose of this matter subject to Court approval. An Order preliminarily approving the settlement was entered on October 10, 1995. On February 21, 1996, the court issued an order finally approving the settlement and the payment of certain costs and fees from the settlement fund, including an award of attorneys fees to counsel for the plaintiffs in an amount equal to one-third of the amount of the actual recovery received by the class. The total amount awarded was approximately $225,000. Counsel for plaintiffs have filed a notice of appeal of the court's order and are seeking an increase in the fee award. Pursuant to the settlement order, the Company has agreed to take no position concerning the merits of this appeal.

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

On May 6, 1992, Robert Solomon filed a complaint in Delaware Chancery Court against the Company, CLBN, Dennis Stanfill, Alan Ladd, Jr., Charles Meeker, Kenneth Meyer, Jay Kanter, William Jones, Thomas Carson, Rene Claude Jouannet, Bahman Naraghi, Guy Etienne Dufour, G. Goirand and Jacques Bertholier for breach of defendants' duties of fair dealing and breach of fiduciary duties to the public stockholders of the Company in connection with the Foreclosure and CLBN's Tender Offer for the Company's stock at a price of $1.50 per share. Plaintiff filed the action on his own behalf and as a class action on behalf of a purported class of public stockholders of the Company. On March 15, 1994, Solomon filed an amended class action complaint against the Company, CLBN and certain of the previously named individuals. Defendants' motion to dismiss the complaint was granted. On January 4, 1996, the Delaware Supreme Court affirmed the dismissal.

On April 16, 1993, the Company filed a bankruptcy petition against Melia with the Bankruptcy Chamber of the Amsterdam District Court. This petition was joined by the Dutch tax authorities, Scotti International N.V., Cannon Cinema B.V. and CLBN. At a hearing on April 27, 1993, the Court found that Melia had ceased to pay its debts and declared Melia officially bankrupt. The Court appointed Mr. R.W. De Ruuk as official receiver in the bankruptcy. The appeal period under the governing Dutch Bankruptcy Code has lapsed. Mr. De Ruuk has deposited five public reports with the Dutch authorities. It appears to the Company from such reports that no material recovery benefitting it will be forthcoming.

On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on the Company's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. The Company believes that plaintiffs' claims are largely barred because they were previously adjudicated in a Delaware court, but the trial court denied defendants' motion for summary judgment. A trial date has been set for May 13, 1996. The Company intends to defend this lawsuit vigorously.

On June 24, 1994, Ovidio Assonitis, a former employee of Cannon Pictures, Inc., together with a related corporation, filed a complaint against Cannon and the Company arising out of the termination of his employment by Cannon and challenging a settlement agreement he entered into. The Company was not served with the complaint until November, 1994, and an answer was filed on December 8, 1994, in which the Company has denied plaintiffs' allegations.
The parties have reached a preliminary agreement to settle this case for $3,000 plus other nonmonetary consideration.

The Company was named a third party defendant in an action brought by CLBN in the Untied States District Court for the Central District of California against Tracinda Corporation, Kirk Kerkorian, Jeffrey Barbakow and Stephen Silbert. Those parties claimed that if they were held liable to CLBN in the principal suit, the Company would be obligated to indemnify them for their damages and the attorneys' fees expended in defending themselves. There was also other pending litigation involving claims by, against and among CLBN and MGM, on the one hand, and Tracinda Corporation, Kirk Kerkorian, and other related entities and individuals, on the other hand, in the California State courts. The Company was a party to certain of these actions. All of the claims and counterclaims in these actions have been settled under terms which impose no material financial obligations on the Company.

Demands for the advancement of legal fees and indemnification in the defense of certain legal actions have been made by Giancarlo Parretti, Maria Cecconi, Valentina Parretti and Yoram Globus. The Company has rejected these demands. In addition, there have been other claims for indemnification and/or the advancement of expenses and legal fees which have been asserted from time to time by former officers, directors and/or employees of the Company, and the Company reviews each demand on a case by case basis.


NOTE 7.   SUPPLEMENTARY CASH FLOW INFORMATION

Total interest paid was $775,000, $1,454,000 and $3,770,000 for fiscal years ended December 31, 1995, 1994 and 1993, respectively.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

     Fredric S. Newman, age 50, has been the sole director and sole executive officer of the Company since May 6, 1993, when he was elected President, Secretary and Treasurer of the Company. He has been a practicing attorney in New York City for more than the past five years. In 1991 he was the Chief Executive Officer of World TeamTennis, Inc. and prior thereto he was Vice President and General Counsel of Philip Morris Incorporated.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Except pursuant to the agreement referred to in Item 10, no compensation was awarded to, earned by or paid to Mr. Newman or any other executive officer or director of the Company for the 1995 fiscal year and no compensation was awarded to, earned by or paid to any person serving as Chief Executive Officer during 1995 for the 1993 or 1994 fiscal years. Mr. Newman earned $94,771 for his services to the Company during 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 11, 1996, certain information concerning ownership of shares of common stock (the only class of the Company's voting securities outstanding) by (i) each person who is known by the Company to own beneficially more than five percent of its issued and outstanding common stock, (ii) each current director of the Company and (iii) all current officers and directors of the Company as a group. This information is based on information provided to the Company by or on behalf of the stockholder or on information on file with the Securities and Exchange Commission. The Company has made no effort to review other public information regarding stockholders or otherwise to confirm beneficial ownership of stockholders.

                                                     Amount and Nature of
Name and Address of Beneficial Owner                Beneficial Ownership(1)    Percent of Class
Generale Bank Nederland N.V.                             113,146,884                (2)(4)
  96.9%
  63 Coolsingel
  3012 AB Rotterdam
  The Netherlands

Giancarlo Parretti                                       110,672,150              (2)(3)(4)
  94.8%
  Via XX Septembre 3
  00187 Rome
  Italy

Maria Cecconi                                            110,672,150              (2)(3)(4)
  94.8%
  22/24/ Boulevard Royal
  2449 Luxembourg

Comfinance S.A. ("Comfinance")                           110,672,150              (2)(3)(4)
  94.8%
  22/24/ Boulevard Royal
  2449 Luxembourg

Interpart S.A. ("Interpart")                             102,672,150              (2)(3)(4)
  87.9%
  22/24/ Boulevard Royal
  2449 Luxembourg

Melia International N.V. ("Melia")                       102,672,150              (2)(3)(4)
  87.9%
  Nisuwezijds Voorburgwai 120-126
  1012 SH Amsterdam
  The Netherlands

SASEA Holding S.A. ("SASEA")                             102,672,150              (2)(3)(4)
  87.9%
  29, rue de Candolla
  DH-1205 Geneva
  Switzerland

Renta Inmobiliaria International B.V.                     22,363,724                (2)(4)
  19.2%
  ("Renta B.V.")
  Nieuwezijds Voorburgwai 120-126
  1012 SH Amsterdam
  The Netherlands

Renta Corp. ("Renta Corp.")                                5,812,000                (2)(4)
  5.0%
  6420 Wilshire Blvd.
  Los Angeles, CA 90048

Fredric S. Newman                                                  0
  0%
  10 East 40th Street
  New York, New York  10016

All current officers and directors                                 0
  0%
  as a group (1 person)

(1) Based on 116,746,810 shares of common stock issued and outstanding. Except as indicated below, each of the persons or entities listed above has sole voting and investment power with respect to all shares shown for such person or entity.
(2) Generale Bank Nederland N.V. (formerly known as Credit Lyonnais Bank Nederland N.V.) owns 2,798,424 shares of common stock and exercises voting power pursuant to certain voting trusts and pledge agreements with respect to 110,348,460 shares held by Melia, Comfinance, Renta B.V and Renta Corp.
(3) Mr. Parretti and his wife, Mrs. Cecconi, are the majority owners of Comfinance (Mr. Parretti holds 14% and Mrs. Cecconi holds 57%).
     According to Mr. Parretti, he and Mrs. Cecconi hold their respective shares under a separate property agreement governed by the laws of Italy. They do not share any voting or dispositive power over their respective shares in Comfinance. Interpart is beneficially owned by Mr. Parretti and certain of his affiliates and is currently in voluntary liquidation with its management being conducted by a liquidator. The shares indicated as being beneficially owned by Comfinance and Interpart include approximately 80,000,000 shares held by Melia, 16,551,724 shares held by Renta B.V., 5,812,000 shares held by Renta Corp. and 407,990 shares held by Viajes Melia ("Viajes").

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


ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS.

     Information concerning the credit extended to the Company by CLBN is set forth in Note 5 of the Notes to the Financial Statements beginning on page 12.
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2)   Financial Statements and Schedules

         The financial statements listed in the accompanying Index to Financial Statements at Page 6 herein are filed as part of this Form 10-K.

     (a)(3)  Exhibits:

         The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b)  Reports on Form 8-K:

         During the three months ended December 31, 1995, no reports on Form 8-K were filed by the Company.

     (c)  Other Exhibits:  Exhibit 11 is attached hereto

     (d)  Other Financial Statement Schedules:  None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PATHE COMMUNICATIONS CORPORATION


                          by        /s/ Fredric S. Newman
                               Fredric S. Newman
                                   President
Dated:  March 25, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



/s/ Fredric S. Newman                  Director, President, Secretary and            March 25, 1996
     Fredric S. Newman                 Treasurer (Principal Executive,
                                       Financial and Accounting Officer)


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

    4.1 Indenture, dated as of April 15, 1986, between the Company and Manufacturers Hanover Trust Company of California, as Trustee, in regard to $80,500,000 8-7/8% Convertible Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 Registration Statement No. 33-3334 filed February 14, 1986).

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

    9.2 Voting Trust Agreement by and between the Company and Credit Lyonnais Bank Nederland N.V. dated April 15, 1991 (incorporated by reference to Exhibit 10(10) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).
    10.1 Agreement, dated as of May 18, 1989, between the Company, Renta Inmobiliaria, Renta International B.V. and Renta Corp. (incorp-orated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989).

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

    10.6 Heads of Agreement, dated December 29, 1989, among Cannon Tuschinski Theaters B.V., Cannon Tuschinski Beheer B.V., Cannon Cinema B.V., Holland Exhibitors B.V., Theaterbedrijf Cinerama Exhibitors Nederland B.V., Nationale Bioscoop Ondernemingen B.V., Cinerama Amsterdam B.V., Cannon Theaters (Nederlands) N.V. and Exploitatiemaatschappij "Midden- Hofstad" B.V. (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 30,
               1989).

    10.7 Stock Purchase Agreement, dated as of October 26, 1990, between the Company and MGM-Pathe Communications Co. (incorporated by reference to Exhibit B to MGM-Pathe Communications Co. Form 8-K dated November 14, 1990).

    10.8 Agreement, dated November 6, 1990, between the Company and Fin Soft Holding S.A. (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 29,
               1990).

    10.9 Subscription Agreement, dated November 1, 1990, between the Company and Melia International N.V. (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 29, 1990).

    10.10 Subscription Agreement, dated November 1, 1990, between the Company and Comfinance S.A. (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 29, 1990)

    10.11 Promissory Note, dated November 15, 1990, from Transmarine Holdings S.A. payable to the Company (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 29, 1990).

    10.12      Comfinance Promissory Note dated November 18, 1990
               (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 29, 1990).

    10.13 Interim Revolving Credit Facility Agreement and Security Assignment, dated March 22, 1991, by and among MGM-Pathe Communications Co. and certain affiliates and Credit Lyonnais Bank Nederland N.V.(incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 29,
               1990).

    10.14 Letter Agreement among Credit Lyonnais Bank Nederland N.V., Pathe Communications Corporation, MGM-Pathe Communications Co. and Melia International N.V., dated April 12, 1991 (incorp-orated by reference to Exhibit 10(5) to MGM-Pathe Com-munications Co. Form 8-K dated May 3, 1991).

    10.15 Memorandum of Facility Agreement among MGM-Pathe Communications Co. and its U.S. subsidiaries and Credit Lyonnais Bank Nederland N.V., dated April 12, 1991 (incorporated by reference to Exhibit 10(6) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

    10.16 Stock Sale Agreement among Melia International N.V., the Company and CLINVEST, dated April 13, 1991 (incorporated by reference to Exhibit 10(7) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

    10.17 Mandat Exclusif de Vente de Titres among the Company, Melia International N.V. and Credit Lyonnais Bank Nederland N.V., dated as of May 10, 1991.

    10.18 Assignment, Assumption and Release Agreement among Pathe Communications Corporation, Melia International N.V. and Credit Lyonnais Bank Nederland N.V., dated as of April 15, 1991 (inco-rporated by reference to Exhibit 10(8) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

    10.19 Agreement regarding Certain Corporate Governance Matters for MGM-Pathe Communications Co. dated April 15, 1991 among Giancarlo Parretti, the Company and MGM-Pathe Communications Co. (incorporated by reference to Exhibit 10(11) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

    10.20 Agreement regarding Certain Corporate Governance Matters for Pathe Communications Corporation, among Giancarlo Parretti, the Company and the Company's majority stockholders (incorporated by reference to Exhibit 10(12) to MGM-Pathe Communications Co. Form 8-K dated May 3, 1991).

    10.21 Amended and Restated Credit Agreement between MGM-Pathe Communications Co. and Credit Lyonnais Bank Nederland N.V. dated as of May 15, 1991 (incorporated by reference to Exhibit
               10.31 to the Company's Form 10-K for the year ended December 29, 1990).

    11.        Computation of Earnings (Loss) Per Common Share.

    27.        Financial Data Schedule.