Form 10-Q
period 1996-03-31
PATHE COMMUNICATIONS CORP
filed 1996-05-15
CIK 720695

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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

     As of May 10, 1996 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.

                              Page 1 of 16 Pages
                           Exhibit Index on Page 14

                       PATHE COMMUNICATIONS CORPORATION


                                     INDEX


                                   PAGE NO.


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets . . . . . . . . . . . . . . .          3

   Condensed Statements of Operations . . . . . . . . . .          4

   Condensed Statements of Cash Flows . . . . . . . . . .          5

   Notes to Condensed Financial Statements  . . . . . . .          6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations  . . . .         10


PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . .         13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .         13

                       PATHE COMMUNICATIONS CORPORATION

                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                March 31,                December 31,
                                                                                  1996                       1995
                                                                               (unaudited)
ASSETS:

Cash and cash equivalents . . . . . . . . . . . . . . . . .                         $847                     $831

Accounts and notes receivable . . . . . . . . . . . . . . .                        -                          118

Other assets  . . . . . . . . . . . . . . . . . . . . . . .                          466                      489
                                                                                  $1,313                   $1,438


LIABILITIES AND STOCKHOLDERS' DEFICIT:

LIABILITIES:

Accounts payable and
  accrued liabilities . . . . . . . . . . . . . . . . . . .                      $85,235                  $80,823
Matured debt payable  . . . . . . . . . . . . . . . . . . .                       14,599                   14,599
Bank and other debt . . . . . . . . . . . . . . . . . . . .                      179,206                  179,206
Other liabilities . . . . . . . . . . . . . . . . . . . . .                          559                      559
Subordinated debt . . . . . . . . . . . . . . . . . . . . .                       31,344                   31,234

      Total liabilities   . . . . . . . . . . . . . . . . .                      310,943                  306,421

STOCKHOLDERS' DEFICIT:

Preferred stock - $.01 par value,
      authorized 200,000,000 shares,
      none outstanding  . . . . . . . . . . . . . . . . . .                        -                        -
Common stock - $.01 par value,
      authorized 200,000,000 shares;
      issued and outstanding,
      116,746,810 shares in 1996 and 1995   . . . . . . . .                        1,167                    1,167
Additional paid-in capital  . . . . . . . . . . . . . . . .                      906,808                  906,808
Accumulated deficit . . . . . . . . . . . . . . . . . . . .                  (1,217,605)              (1,212,958)

      Total stockholders' deficit   . . . . . . . . . . . .                    (309,630)                (304,983)
                                                                             $     1,313              $     1,438

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                       PATHE COMMUNICATIONS CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (unaudited)

                                                                                Quarter Ended March 31,
                                                                              1996                     1995
General corporate administration expenses . . . . . . . . .                     $35                      $562


Operating loss  . . . . . . . . . . . . . . . . . . . . . .                    (35)                     (562)

Other income (expenses):
   Interest expense, net  . . . . . . . . . . . . . . . . .                 (4,612)                   (4,842)

Loss before income taxes  . . . . . . . . . . . . . . . . .                 (4,647)                   (5,404)
Provision for income taxes  . . . . . . . . . . . . . . . .                   -                         -

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .                $(4,647)                  $(5,404)


Net loss per common share . . . . . . . . . . . . . . . . .               $  (0.04)                 $  (0.05)

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                       PATHE COMMUNICATIONS CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (unaudited)

                                                                                 Quarter Ended March 31,
                                                                               1996                      1995
Net cash provided by operating activities . . . . . . . . .                 $    16                    $1,856

Financing activities:
   Net additions to borrowed funds  . . . . . . . . . . . .                   -                         -

Cash provided by financing activities . . . . . . . . . . .                   -                         -

Increase (decrease) in cash from operating
   and financing activities   . . . . . . . . . . . . . . .                     16                      1,856

Beginning balance - cash and cash equivalents . . . . . . .                    831                         44

Ending balance - cash and cash equivalents  . . . . . . . .                $   847                     $1,900

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                       PATHE COMMUNICATIONS CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1  -  ORGANIZATION AND BASIS OF PRESENTATION

Pathe Communications Corporation ("Pathe" or the "Company") has no operating assets or sources of income. Credit Lyonnais Bank Nederland N.V. ("CLBN") controls the voting rights with respect to approximately 97% of the Company's common stock. The Company has been informed that in the fourth quarter of 1995, the stock of CLBN was sold by CLBN's parent, Credit Lyonnais, S.A., to Generale Bank N.V. The Company is currently dependent on CLBN to fund its ongoing cash requirements to the extent that cash on hand is insufficient to meet them.

The Company is a defendant in lawsuits claiming significant compensatory and punitive damages (See Note 4.). The ultimate outcome of this litigation cannot presently be determined. Accordingly, provision for the ultimate liability that may result upon adjudication has not been recognized in the accompanying financial statements.

In addition, all of the Company's bank indebtedness (See Note 2.) is currently due and payable and enforcement of payment of such bank debt would constitute an event of default under the Company's subordinated debt indentures, which could accelerate the maturity of the Company's subordinated debt at face value. The Company is currently dependent on the day-to-day financial support and forbearance of CLBN from which there is no commitment to continue making funds available to the Company. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

NOTE 2  -  BANK AND OTHER DEBT

The Company's bank and other debt, all of which is currently payable, is summarized as follows (in thousands):

                                                                        March 31,               December 31,
                                                                           1996                     1995
                                                                       (unaudited)
CLBN credit . . . . . . . . . . . . . . . . . . . . . . .                  $29,206                  $29,206
Sealion note payable  . . . . . . . . . . . . . . . . . .                  150,000                  150,000
                                                                          $179,206                 $179,206

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


NOTE 3  -  RELATED PARTY TRANSACTIONS

CLBN has provided the Company with a credit facility and holds as collateral security the Sealion note payable (See Note 2.). Interest in the aggregate amount of approximately $3,417,000 and $3,662,000 was charged on these two borrowings during the quarters ended March 31, 1996 and 1995, respectively.

In addition, CLBN is the holder of $27,891,000 in principal amount of subordinated debentures issued by the Company. As the Company has no operating assets or significant sources of income, CLBN has agreed to forgo its receipt of interest on the debentures it holds (See Note 3.).


NOTE 4  -  COMMITMENTS AND CONTINGENCIES

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

On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties, Inc. and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. Cross-complaints have been filed against the Company seeking damages in excess of $1,000,000 plus unspecified punitive damages.
The Company has entered into a confidential settlement of all claims with the original plaintiffs in this action. The Court sustained a demurrer by the Company to all causes of action against it in relation to the cross-complaint, without leave to amend. In September, 1995, the court entered a judgment in favor of the defendants, including the Company, and in January, 1996, the Company and MGM were awarded attorneys' fees and costs in the amount of $416,727. The cross-complainants are appealing this action. The Company intends vigorously to oppose the appeal.

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

On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on the Company's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. Plaintiffs have dismissed, without prejudice, the Company as a defendant on all claims other than the derivative claims. The Company has brought a motion for summary judgment on the remaining claims, which motion is expected to be heard by the Court in the near future. At the present time there is no scheduled trial date. The Company intends to defend this lawsuit vigorously.

On June 24, 1994, Ovidio Assonitis, a former employee of Cannon Pictures, Inc., together with a related corporation, filed a complaint against Cannon and the Company arising out of the termination of his employment by Cannon and challenging a settlement agreement he entered into. The Company was not served with the complaint until November, 1994, and an answer was filed on December 8, 1994, in which the Company has denied plaintiffs' allegations.
The parties have reached a preliminary agreement to settle this case for $3,000 plus other nonmonetary consideration. Thereafter on April 1, 1996, Plaintiffs filed a request for dismissal of the entire action without prejudice.

The Company was named a third party defendant in an action brought by CLBN in the United States District Court for the Central District of California against Tracinda Corporation, Kirk Kerkorian, Jeffrey Barbakow and Stephen Silbert. Those parties claimed that if they were held liable to CLBN in the principal suit, the Company would be obligated to indemnify them for their damages and the attorneys' fees expended in defending themselves. There was also other pending litigation involving claims by, against, and among CLBN and MGM, on the one hand, and Tracinda Corporation, Kirk Kerkorian, and other related entities and individuals, on the other hand, in the California State courts. The Company was a party to certain of these actions. All of the claims and counterclaims in these actions have been settled under terms which impose no material financial obligations on the Company.

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


NOTE 5  -  SUPPLEMENTARY CASH FLOW INFORMATION

No interest was paid during the quarters ended March 31, 1996 and 1995, respectively.

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

RESULTS OF OPERATIONS

The Company reported net losses for the quarters ended March 31, 1996 and 1995 of ($4,647,000) and ($5,404,000), or ($.04) and ($.05) per common share, respectively, based on 116,747,000 weighted average common shares outstanding.

GENERAL CORPORATE ADMINISTRATION EXPENSES

The decrease in general corporate administration expenses by approximately $527,000, or 94%, for the quarter arose primarily from a reduction in legal fees associated with pending litigation during the quarter.

OTHER INCOME (EXPENSE)

The decrease in the net interest expense by approximately $230,000 is due primarily to a decrease in the applicable interest rates with respect to bank and other debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has since before May of 1993 been dependent on CLBN for the capital needed to meet its on-going expenses. The last advance by CLBN to the Company was in November of 1994 and the Company has no information as to whether CLBN will provide any additional capital to the Company in the future. In addition, the Company has no information as to the effect of the sale of the stock of CLBN to Generale Bank, N.V. on the Company's access to additional capital.

     During the 1995 fiscal year, proceeds from the settlement of a stockholder derivative action in the amount of $2,555,000 provided all of the funds needed to meet the Company's on-going expenses. The funds remaining from that settlement may not be sufficient to meet 1996 expenses and the Company has no other source of funds to meet expenses for 1996 or future years except CLBN.

     On April 15, 1996, the Company paid $254,000 in interest on the subordinated debentures not owned by CLBN. In order to meet a sinking fund obligation under the indentures governing the Company's subordinated debentures, the Company also acquired from CLBN $1,296,000 in principal amount of one of such debentures. The indentures call for further sinking fund payments for the redemption of a portion of such debentures in October of 1996. The Company has satisfied such obligation from previously acquired debentures with respect to all but $1,504,000 in principal amount of one of such debentures. If CLBN is unwilling to provide the Company with the debentures or cash to meet such obligation, the Company will be in default with respect to the indentures and the debentureholders will have the right to accelerate payment of principal in the amount of $33,589,000 with respect to all debentures outstanding.

     The credit extended by CLBN to date, the accrued interest on that credit and the principal and interest otherwise payable on the subordinated debt held by CLBN, all of which are currently due and payable, exceed $61,000,000. Furthermore, principal and accrued interest on the Sealion loan, all of which are currently due and payable, exceed $204,000,000. The Company has no operating assets or other sources of income to provide payment for such amounts. Furthermore, if either CLBN or Sealion were to enforce payment, such enforcement would give rise to acceleration of the $33,589,000 in principal amount outstanding with respect to the subordinated debentures.

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

COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits (See Note 4.). A significant adverse judgment in one or more of the cases could have a material impact on the Company's liquidity.

IMPACT OF INTEREST RATES

Any significant increase in interest rates would have a substantial adverse effect on the Company's financial position.

                         PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 4 regarding various material legal proceedings. Because of the Company's financial condition and lack of operating income, a significant adverse judgment in one or more of the cases described therein could have a material effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

11  -  Computation of loss per common share.


(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PATHE COMMUNICATIONS CORPORATION



Date:  May 10, 1996      by  /s/ Fredric S. Newman
                                Fredric S. Newman
                                    President
                              (Principal Financial
                             and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit             Description                                                                    Page No.
   11               Computation of Loss per Common Share                                                    15
   27               Financial Data Schedule                                                                 16

                                  Exhibit 11

                       PATHE COMMUNICATIONS CORPORATION

                     COMPUTATION OF LOSS PER COMMON SHARE
                     (in thousands, except per share data)


                                                                              Quarter Ended March 31,
                                                                           1996                     1995
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $(4,647)                 $(5,404)


Weighted average common shares outstanding  . . . . . . . . . .             116,747                  116,747


Net loss per common share . . . . . . . . . . . . . . . . . . .            $ (0.04)                 $ (0.05)