Form 10-Q
period 1996-06-30
PATHE COMMUNICATIONS CORP
filed 1996-08-14
CIK 720695

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _________________


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

     As of August 8, 1996 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.

                              Page 1 of 18 Pages
                           Exhibit Index on Page 16

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

                       PATHE COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS
(in thousands)
                                                                                  June 30,                     December 31,
                                                                                    1996                           1995
                                                                                (unaudited)
ASSETS:

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          $        447                      $       831

Accounts and notes receivable . . . . . . . . . . . . . . . . . . . .                 --                                  118

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   410                              489
        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $        857                      $     1,438

LIABILITIES AND STOCKHOLDERS' DEFICIT:

LIABILITIES:

Accounts payable and accrued liabilities  . . . . . . . . . . . . . .          $     89,517                      $    80,823
Matured debt payable  . . . . . . . . . . . . . . . . . . . . . . . .                15,895                           14,599
Bank and other debt . . . . . . . . . . . . . . . . . . . . . . . . .               179,206                          179,206
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                   558                              559
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . .                30,454                           31,234

      Total liabilities   . . . . . . . . . . . . . . . . . . . . . .               315,630                          306,421

STOCKHOLDERS' DEFICIT:

Preferred stock - $.01 par value, authorized
      200,000,000 shares, none outstanding  . . . . . . . . . . . . .                 --                                --
Common stock - $.01 par value, authorized
      200,000,000 shares; issued and outstanding,
      116,746,810 shares in 1996 and 1995   . . . . . . . . . . . . .                 1,167                            1,167
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .               906,808                          906,808
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .           (1,222,748)                      (1,212,958)

      Total stockholders' deficit   . . . . . . . . . . . . . . . . .             (314,773)                        (304,983)
                                                                               $        857                      $     1,438
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

PATHE COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)
                                                                                             Quarter Ended June 30,
                                                                                       1996                            1995
General corporate administration expenses . . . . . . . . . . . . . .                  $218                             $122


Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (218)                            (122)

Other income (expenses):
      Interest expense, net   . . . . . . . . . . . . . . . . . . . .               (4,926)                          (4,943)

Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . .               (5,144)                          (5,065)
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . .                 --                                --

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $(5,144)                         $(5,065)


Net loss per common share . . . . . . . . . . . . . . . . . . . . . .             $  (0.04)                        $  (0.04)



The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

PATHE COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

                                                                                            Six Months Ended June 30,
                                                                                       1996                            1995

General corporate administration expenses . . . . . . . . . . . . . .              $    253                        $     684


Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (253)                            (684)

Other income (expenses):
      Interest expense, net   . . . . . . . . . . . . . . . . . . . .               (9,538)                          (9,785)

Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . .               (9,791)                         (10,469)
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . .                 --                                --

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $(9,791)                        $(10,469)


Net loss per common share . . . . . . . . . . . . . . . . . . . . . .              $ (0.08)                        $  (0.09)



The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

PATHE COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

                                                                                            Six Months Ended June 30,
                                                                                       1996                            1995
Net cash provided by (used in) operating activities . . . . . . . . .              $  (384)                         $  1,371

Financing activities:
      Net additions to borrowed funds   . . . . . . . . . . . . . . .                 --                                --

Cash provided by financing activities . . . . . . . . . . . . . . . .                 --                                --

Increase (decrease) in cash from operating
      and financing activities  . . . . . . . . . . . . . . . . . . .                 (384)                            1,371

Beginning balance - cash and cash equivalents . . . . . . . . . . . .                  831                                44

Ending balance - cash and cash equivalents  . . . . . . . . . . . . .              $   447                          $  1,415


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

The Company's bank and other debt, all of which is currently payable, is summarized as follows (in thousands):

                                                                         June 30,               December 31,
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

CLBN has provided the Company with a credit facility and holds as collateral security the Sealion note payable (See Note 2.). Interest in the aggregate amount of approximately $3,471,000 and $3,743,000 was charged on these two borrowings during the quarters ended June 30, 1996 and 1995, respectively.

In addition, CLBN is the holder of $27,891,000 in principal amount of subordinated debentures issued by the Company. As the Company has no operating assets or significant sources of income, CLBN has agreed to forgo its receipt of interest on the debentures it holds (See Note 2.).


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

On September 25, 1991, Century Insurance Ltd. ("Century") filed a complaint in Superior Court against the Company, MGM, Melia, Comfinance S.A. ("Comfinance"), CLBN and Mr. Parretti alleging, among other things, breach of contract, fraud, constructive fraud, conversion and conspiracy. The claims arise out of certain defendants' failure to pay a purported $1.75 million premium in connection with plaintiff's purported issuance of a completion guarantee bond in connection with the financing of the acquisition of MGM by the Company in 1990 and alleged unpaid premiums in connection therewith. The plaintiff seeks $34,200,000 in alleged management fees on three purported insurance investment bonds and declaratory relief. MGM was voluntarily dismissed from the action on January 3, 1992. The plaintiff served a second amended complaint on February 3, 1992. In addition, on December 6, 1991, this case was consolidated with an earlier declaratory relief suit filed by CLBN against Century. The Company was not a party to this earlier suit. On February 3, 1993, the court dismissed with prejudice Century's complaint against the Company and all of the other defendants, for failure to comply with discovery orders. On July 14, 1993, Century moved to vacate the judgment in the Company's and other defendants' favor, which motion was denied.
Century has filed a notice of appeal of denial of its motion to vacate. The court heard arguments on this appeal on August 8, 1996. The Company intends vigorously to defend this action.

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

On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of

MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on the Company's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. Plaintiffs have dismissed, without prejudice, the Company as a defendant on all claims other than the derivative claims. The Company has brought a motion for summary adjudication on the remaining claims, which motion was heard by the Court on July 23, 1996. At the present time, a trial date is scheduled for March 13, 1996. The Company intends to defend this lawsuit vigorously.

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

Interest paid was approximately $254,000 and $388,000 during the six-month periods ended June 30, 1996 and 1995, respectively.

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

RESULTS OF OPERATIONS

The Company reported net losses for the quarters ended June 30, 1996 and 1995 of ($5,144,000) and ($5,065,000), or ($.04) and ($.04) per common share, respectively, based on 116,747,000 weighted average common shares outstanding. For the six-month periods ended June 30, 1996 and 1995, the Company reported net losses of ($9,791,000) and ($10,469,000), or ($.08) and ($.09),
respectively.

GENERAL CORPORATE ADMINISTRATION EXPENSES

The increase in general corporate administration expenses by approximately $96,000 for the quarter, and the decrease by approximately $431,000 for the six months, arose primarily from differences in the amounts of legal fees associated with pending litigation during the periods.

OTHER INCOME (EXPENSE)

The decrease in the net interest expense by approximately $17,000 for the quarter and $247,000 for the six months is due primarily to a decrease in the applicable interest rates with respect to bank and other debt.

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

     The credit extended by CLBN to date, the accrued interest on that credit and the principal and interest otherwise payable on the subordinated debt held by CLBN, all of which are currently due and payable, exceed $65,000,000. Furthermore, principal and accrued interest on the Sealion loan, all of which are currently due and payable, exceed $207,000,000. The Company has no operating assets or other sources of income to provide payment for such amounts. Furthermore, if either CLBN or Sealion were to enforce payment, such enforcement would give rise to acceleration of the $33,589,000 in principal amount outstanding with respect to the subordinated debentures.

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


(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended June 30, 1996.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PATHE COMMUNICATIONS CORPORATION

Date:  August 8, 1996    by  /s/ Fredric S. Newman
                                Fredric S. Newman
                                    President
                              (Principal Financial
                             and Accounting Officer)

EXHIBIT INDEX



Exhibit     Description                                   Page No.

 11         Computation of Loss per Common Share           15
 27         Financial Data Schedule                        16