Form 10-Q
period 1996-09-30
PATHE COMMUNICATIONS CORP
filed 1996-11-26
CIK 720695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

     As of November 11, 1996 there were 116,746,810 shares of common stock, par value $.01 per share, of the registrant outstanding.





                               Page 1 of 17 Pages
                            Exhibit Index on Page 15

                        PATHE COMMUNICATIONS CORPORATION


                                     INDEX


                                                            Page No.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets..............................      3

   Condensed Statements of Operations....................      4

   Condensed Statements of Cash Flows....................      6

   Notes to Condensed Financial Statements...............      7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations.........     12


PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings...............................     14

Item 6.  Exhibits and Reports on Form 8-K................     14

                        PATHE COMMUNICATIONS CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                      September 30,   December 31,
                                           1996           1995
                                       (unaudited)
ASSETS:

Cash and cash equivalents..........    $      288    $       831

Accounts and notes receivable......         -                118

Other assets.......................           388            489
                                       $      676    $     1,438


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:

Accounts payable and accrued
  liabilities......................    $   94,138    $    80,823
Matured debt payable...............        15,895         14,599
Bank and other debt................       179,206        179,206
Other liabilities..................           558            559
Subordinated debt..................        30,587         31,234

Total liabilities..................       320,384        306,421

Stockholders' Deficit:

Preferred stock - $.01 par value,
  authorized 200,000,000 shares,
  none outstanding.................           -              -
Common stock - $.01 par value,
  authorized, 200,000,000 shares;
  issued and outstanding,
  116,746,810 shares
  in 1996 and 1995.................         1,167          1,167
Additional paid-in capital.........       906,808        906,808
Accumulated deficit................    (1,227,683)    (1,212,958)

Total stockholders' deficit........      (319,708)      (304,983)
                                       $      676    $     1,438




The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                        PATHE COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (unaudited)





                                             Quarter Ended
                                             September 30,
                                           1996           1995

General corporate administration
  expenses.........................      $    107       $    135


Operating loss.....................          (107)          (135)

Other income (expenses):
  Interest expense, net............        (4,827)        (4,860)

Loss before income taxes...........        (4,934)        (4,995)
Provision for income taxes.........         -              -

Net loss...........................      $ (4,934)      $ (4,995)


Net loss per common share..........      $ (0.04)       $ (0.04)




















The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                        PATHE COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (unaudited)





                                           Nine Months Ended
                                             September 30,
                                           1996           1995

General corporate administration
  expenses.........................      $    360       $    819


Operating loss.....................          (360)          (819)

Other income (expenses):
  Interest expense, net............       (14,365)       (14,645)

Loss before income taxes...........       (14,725)       (15,464)
Provision for income taxes.........           -              -

Net loss...........................      $(14,725)      $(15,464)


Net loss per common share..........      $ (0.13)       $ (0.13)




















The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                        PATHE COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                  (unaudited)



                                           Nine Months Ended
                                             September 30,
                                           1996           1995

Net cash provided by (used in)
  operating activities.............      $   (543)      $  1,268

Financing activities:
  Net additions to borrowed funds..           -              -

Cash provided by financing
  activities.......................           -              -

Increase (decrease) in cash from
  operating and financing
  activities.......................          (543)         1,268

Beginning balance - cash and cash
  equivalents......................           831             44

Ending balance - cash and cash
  equivalents......................      $    288       $  1,312




















The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                        PATHE COMMUNICATIONS CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1  -  ORGANIZATION AND BASIS OF PRESENTATION

Pathe Communications Corporation ("Pathe" or the "Company") has no operating assets or sources of income and insufficient cash on hand to meet operating expenses and interest payments coming due in April 1997. In addition, all of the Company's bank indebtedness (See Note 2.) is currently due and payable and enforcement of payment of such bank debt would constitute an event of default under the Company's subordinated debt indentures, which could accelerate the maturity of the Company's subordinated debt at face value.

The Company has been dependent on the day-to-day financial support and forbearance of Credit Lyonnais Bank Nederland N.V. ("CLBN"), which also controls the voting rights with respect to approximately 97% of the Company's common stock. The Company has recently been informed that the stock of CLBN has been sold by CLBN's parent, Credit Lyonnais, S.A., to Generale Bank N.V. As previously reported, in May of 1992 CLBN acquired the stock of Metro-Goldwyn-Mayer Inc., the Company's former operating subsidiary, in a foreclosure proceeding. The Company has recently been informed that CLBN has sold that stock to an unrelated third party.

CLBN has  provided no  commitment  to  the  Company  to  continue  making  funds available to the Company. All of the conditions mentioned above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


NOTE 2  -  BANK AND OTHER DEBT

The Company's bank and other debt, all of which is currently payable, is summarized as follows (in thousands):
                                      September 30,   December 31,
                                           1996           1995
                                       (unaudited)

CLBN credit........................      $ 29,206       $ 29,206
Sealion note payable...............       150,000        150,000
                                         $179,206       $179,206

CLBN Credit. Under a credit arrangement the Company has had with CLBN, the Company has in the past borrowed funds from CLBN as needed to meet operating expenses. The last such borrowing was in November of 1994. All such borrowings were made under form of demand promissory notes bearing interest at two percentage points above LIBOR. CLBN has made no commitment to advance any funds to the Company in the future and, as noted above, the ownership and control of CLBN has changed since the last such advance.

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

CLBN has provided the Company with a credit facility and holds as collateral security the Sealion note payable (See Note 2.). Interest in the aggregate amount of approximately $3,573,000 and $10,461,000 was charged on these two borrowings during the quarter and nine months ended September 30, 1996, respectively.

In addition, as of September 30, 1996, CLBN was the holder of $29,595,000 in principal amount of subordinated debentures issued by the Company. As the Company has no operating assets or significant sources of income, CLBN has in the past agreed to forgo its receipt of interest on the debentures it holds (See
Note 2.).


NOTE 4  -  COMMITMENTS AND CONTINGENCIES

Litigation. The Company is subject to a consent decree (the "Consent Decree") entered in the United States District Court for the Central District of California in a Securities and Exchange Commission civil action commenced against the Company on November 19, 1987, entitled Securities and Exchange Commission v. The Cannon Group. Inc. et al., Case No. 87-07590. This proceeding against the Company and certain of its former directors and officers alleged, among other things, violations or aiding and abetting of violations of the anti-fraud, reporting, proxy, record keeping and internal controls provisions of the federal securities laws. Without admitting or denying the allegations in the Commission's complaint, the Company and certain individuals settled the action and consented to the entry of a final judgment enjoining them from violating the aforementioned provisions of the federal securities laws.

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

The Commission concluded an investigation into certain transactions effected by prior management of the Company, and the Commission has advised the Company that it will not take action against the Company or its present management. The Company cooperated fully with the Commission in its investigation. Finally, the Consent Decree imposed upon the Company certain current disclosure requirements, including an updated report of transactions with Video Medien Pool Productions and Vertriebs GmbH. The Company's current management has no knowledge of these transactions and, to the extent that current reporting is still required, the Company may be in default of its obligations under the Consent Decree. This matter has been discussed with the Commission staff.

On January 22, 1991, Century West Financial Corporation ("Century West") filed a complaint in Los Angeles Superior Court against the Company, Renta Properties, Inc. and others for breach of contract, breach of third party beneficiary contract, bad faith denial of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage. Century West alleges that it acted as broker for the sale of 6420 Wilshire Boulevard and is owed a commission. Century West seeks compensatory damages in the amount of $470,000, interest thereon and punitive damages. A Third Amended Complaint was filed in this action on January 14, 1994. Cross-complaints have been filed against the Company seeking damages in excess of $1,000,000 plus unspecified punitive damages. The Company has entered into a settlement of all claims with the original plaintiffs in this action at a cost to the Company of approximately $13,000. The Court sustained a demurrer by the Company to all causes of action against it in relation to the cross-complaint, without leave to amend. In September, 1995, the Court entered a judgment in favor of the defendants, including the Company, and in January, 1996, the Company and MGM were awarded attorneys' fees and costs in the amount of $416,727. The cross-complainants are appealing this action. The Company intends vigorously to oppose the appeal and to attempt to collect the attorneys' fees, but there can be no assurance it will be able to do so or, if so, when.

On September 25, 1991, Century Insurance Ltd. ("Century") filed a complaint in Superior Court against the Company, MGM, Melia, Comfinance S.A. ("Comfinance"), CLBN and Mr. Parretti alleging, among other things, breach of contract, fraud, constructive fraud, conversion and conspiracy. The claims arise out of certain defendants' failure to pay a purported $1.75 million premium in connection with plaintiff's purported issuance of a completion guarantee bond in connection with the financing of the acquisition of MGM by the Company in 1990 and alleged unpaid premiums in connection therewith. The plaintiff seeks $34,200,000 in alleged management fees on three purported insurance investment bonds and declaratory relief. MGM was voluntarily dismissed from the action on January 3, 1992. The plaintiff served a second amended complaint on February 3, 1992. In addition, on December 6, 1991, this case was consolidated with an earlier declaratory relief suit filed by CLBN against Century. The Company was not a party to this earlier suit. On February 3, 1993, the court dismissed with prejudice Century's complaint against the Company and all of the other defendants, for failure to comply with discovery orders. On July 14, 1993, Century moved to vacate the judgment in the Company's and other defendants' favor, which motion was denied. Century filed a notice of appeal of denial of its motion to vacate. On August 8, 1996 the orders denying Century's motion to vacate the judgment were affirmed.

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

On March 30, 1994, Giancarlo Parretti, Valentina Parretti, Maria Cecconi and Comfinance, S.A. filed suit in Los Angeles Superior Court against the Company and numerous other defendants, including CLBN, CLBN's then parent company Credit Lyonnais S.A., MGM and former officers and directors of the Company and of MGM. Plaintiffs' complaint arises from alleged acts in connection with the Company's merger with MGM in November 1990 and subsequent events by which plaintiffs lost ownership and control of MGM and the Company. Plaintiffs assert causes of action for violation of the Racketeer Influenced and Corrupt Organizations Act, fraud, conspiracy to defraud, rescission, injunctive relief, spoliation of evidence, malicious prosecution, breach of employment contract, intentional interference with contract, intentional interference with prospective economic advantage and indemnification. Plaintiffs also purport to bring derivative claims on the Company's behalf for breach of fiduciary duty, constructive fraud and waste of corporate assets. The Company believes that plaintiffs' claims are largely barred because they were previously adjudicated in a Delaware court, but the trial court denied defendants' motion for summary judgment. A trial date had been set for May 13, 1996, but it has been adjourned until March 3, 1997. The Company intends to defend this lawsuit vigorously.

On June 24, 1994, Ovidio Assonitis, a former employee of Cannon Pictures, Inc., together with a related corporation, filed a complaint against Cannon and the Company arising out of the termination of his employment by Cannon and challenging a settlement agreement he entered into. The Company was not served with the complaint until November, 1994, and an answer was filed on December 8, 1994, in which the Company has denied plaintiffs' allegations. The parties have reached a preliminary agreement to settle this case for $3,000 plus other non-monetary consideration.

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

Interest paid was approximately $254,000 and $388,000 during the nine-month periods ended September 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following  discussion should  be read  in  conjunction  with  the  Company's
Condensed Financial  Statements   and the  related notes thereto.  References to
Notes refer to the notes to such statements.


General

The Company  has no  operating assets  or sources  of income.  As of November 1,
1996, the Company had approximately $34,000 in cash, which amount is insufficient to meet operating expenses as they become due and to make further interest payments on the Company's subordinated debt (See Note 1 and "Liquidity and Capital Resources".).

Results of Operations

The Company reported net losses for the quarters ended September 30, 1996 and 1995 of ($4,934,000) and ($4,995,000), or ($.04) and ($.04) per common share, respectively, based on 116,747,000 weighted average common shares outstanding. For the nine-month periods ended September 30, 1996 and 1995, the Company reported net losses of ($14,725,000) and ($15,464,000), or ($.13) and ($.13) per
share, respectively.

General Corporate Administration Expenses

The decrease in general corporate administration expenses by approximately $28,000, or 21%, for the quarter and $459,000, or 56%, for the nine-month period arose primarily from a reduction in legal fees associated with pending litigation during the respective periods.

Other Income (Expense)

The decrease in the net interest expense by approximately $33,000 for the quarter and $280,000 for the nine-month period is due primarily to a decrease in the applicable interest rates with respect to bank and other debt.

Liquidity and Capital Resources

     The Company has since before May of 1993 been dependent on CLBN for the advances needed to meet its on-going expenses. The last advance by CLBN to the Company under its credit arrangement was in November of 1994 and the Company has no information as to whether CLBN will provide any additional funds to the Company in the future. In addition, the Company has no information as to the effect of the sale of the stock of CLBN to Generale Bank, N.V. on the Company's access to additional funds.

     On October 15, 1996, the Company paid $254,000 in interest on the subordinated debentures not owned by CLBN in the aggregate principal amount of $3,994,000. In order to meet an accelerated redemption obligation under the indentures governing the Company's subordinated debentures, the Company asked

CLBN to provide the Company with $1,374,000 in principal amount of one of such debentures. If CLBN is unwilling to provide the Company with the debentures or cash to meet its obligation, the Company will be in default with respect to the indentures and the debentureholders will have the right to accelerate payment of principal in the amount of $32,215,000 with respect to all debentures outstanding. The indentures call for further redemption of a portion of such debentures in April of 1997.

     The credit extended by CLBN to date, the accrued interest on that credit and the principal and interest otherwise payable on the subordinated debt held by CLBN, all of which are currently due and payable, exceed $66,000,000. Furthermore, principal and accrued interest on the Sealion loan, all of which are currently due and payable, exceed $210,000,000. The Company has no operating assets or other sources of income to provide payment for such amounts. Furthermore, if either CLBN or Sealion were to enforce payment, such enforcement would give rise to acceleration of the $32,215,000 in principal amount outstanding with respect to the subordinated debentures.

     As of November 1, 1996, the Company had approximately $34,000 in cash. This amount, together with reasonably anticipated receipts, is insufficient to meet operating expenses as they become due and to make interest payments due in April 1997 on its subordinated debt. Whether the Company is able to meet such operating expenses and interest payments will depend on the willingness of CLBN to advance the funds to meet such obligations, and to forbear from enforcing payment of amounts already due and payable. CLBN is under no obligation to the Company and has not indicated any intention to advance additional funds to the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

11  -  Computation of loss per common share.
27  -  Financial Data Schedule


(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PATHE COMMUNICATIONS CORPORATION



Date:  November 11, 1996                    by  /s/ Fredric S. Newman
                                                   Fredric S. Newman
                                                       President
                                                  (Principal Financial
                                                and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit     Description                                     Page No.

 11         Computation of Loss per Common Share              16
 27         Financial Data Schedule                           17

                                                                      Exhibit 11

                        PATHE COMMUNICATIONS CORPORATION

                      COMPUTATION OF LOSS PER COMMON SHARE
                     (in thousands, except per share data)




                                             Quarter Ended
                                             September 30,
                                           1996           1995

Net loss...........................      $ (4,934)      $ (4,995)


Weighted average common shares
  outstanding......................       116,747        116,747


Net loss per common share..........      $ (0.04)       $ (0.04)



                                           Nine Months Ended
                                             September 30,
                                           1996           1995

Net loss...........................      $(14,725)      $(15,464)


Weighted average common shares
  outstanding......................       116,747        116,747


Net loss per common share..........      $ (0.13)       $ (0.13)

[ARTICLE] 5
[LEGEND]
This Schedule contains summary financial information extracted from the Condensed Financial Statements of Pathe Communications Corporation at September 30, 1996 and from the period then ended and is qualified in its entirety by reference to such Condensed Financial Statements.
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                             JAN-01-1996
[PERIOD-END]                               SEP-30-1996
[CASH]                                             288
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                   288
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                     676
[CURRENT-LIABILITIES]                          289,797
[BONDS]                                         30,587
[COMMON]                                         1,167
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                       676
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                   360
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              14,365
[INCOME-PRETAX]                                (14,725)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (14,725)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (14,725)
[EPS-PRIMARY]                                    (.13)
[EPS-DILUTED]                                    (.13)